Form 10QSB/A
period 1996-09-30
TRANSLATION GROUP LTD
filed 1997-05-30
CIK 1019356

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period of Six Months Ended September 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________ .

Commission file number 0-21725

                           The Translation Group, LTD.
             (Exact name of registrant as specified in its charter)

          Delaware                                       23-3382869
------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          44 Tanner Street
          Haddonfield, NJ                                    08033
----------------------------------------          ------------------------------
(Address of principal executive offices)                   (Zip Code)


                   (609)795-8669 [Previously (609) 663-8600)]
              (Registrant's telephone number, including area code)

                     7703 Maple Avenue, Pennsauken NJ 08109

   (Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES    NO  X
                                             ---    ---
                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
                                                  YES____ NO____

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, .001 Par Value-Issued 1,943,000 shares as of December 31, 1996







                                      Index


Part I. Financial Information

Item 1. Financial Statements (Unaudited)
        Condensed consolidated balance sheets--September 30, 1996 and March 31, 1996

        Condensed   consolidated   statements  of  income--Three   months  ended
        September  30, 1996 and 1995;  six months ended  September  30, 1996 and
        1995

        Condensed consolidated statements of cash flows--Six months ended September 31, 1996 and 1995

        Notes to condensed consolidated financial statements--September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1.  Legal Proceeding

Item 2.  Changes In Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports of Form 8-K


Signatures




                           The Translation Group, LTD.
                                 and Subsidiary
                           Consolidated Balance Sheets
          September 30, 1996 (unaudited) and March 31, 1996 (unaudited)


                                                     September 30,     March 31,
                                                         1996            1996
                                                         ----            ----
ASSETS:
Current assets:
 Cash end cash equivalents                            $ 429,524       $ 530,340
 Accounts receivable, net of allowance for
 doubtful accounts of $20,000                           645,327         642,481
 Deferred offering costs                                143,930          34,540
                                                    -----------     -----------

Total current assets                                  1,218,781       1,207,361

Property and equipment                                  466,859         362,177
 Less: accumulated depreciation and amortization       (229,537)       (189,465)
                                                    -----------     -----------
Net property and equipment                              237,322         172,712

Other assets                                             51,513          58,759
                                                    -----------     -----------

TOTAL ASSETS                                        $ 1,507,616     $ 1,438,832
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                      $ 93,548        $ 55,834
 Accrued liabilities                                     23,590          26,000
 Accrued income taxes                                    86,800         115,000
 Deferred income taxes                                  176,664         233,394
                                                    -----------     -----------

Total liabilities                                       380,602         430,228

Stockholders' equity:
 Common stock, $.001 par value, 15,000,000
 shares authorized, 1,226,000 outstanding
 and 3,782,000 outstanding, respectively                  1,226           3,782
 Preferred stock, $.001 par value, 1,000,000
 authorized, none outstanding
 Additional paid-in capital                             465,424         462,868
 Retained earnings                                      660,364         541,954
                                                    -----------     -----------

Total stockholders' equity                            1,127,014       1,008,604
                                                    -----------     -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $ 1,507,616     $ 1,438,832
                                                    ===========     ===========








                           The Translation Group, LTD
                                 and Subsidiary
                      Consolidated Statements of Operations
       For the three months ended September 30, 1996 and 1995 (unaudited)
        and the six months ended September 30, 1996 and 1995 (unaudited)


                                          3 months          3 months         6 months            6 months
                                        September 30,     September 30,    September 30,       September 30,
                                            1996              1995             1996                1995
                                            ----              ----             ----                ----
 Revenue                                 $ 826,887         $ 546,703       $ 1,647,557         $ 1,238,000
 Cost of services                          536,864           333,072         1,072,502             673,591
 Depreciation and amortization              21,286            18,600            40,072              37,200
                                        ----------        ----------       -----------         -----------

 Gross profit                              268,737           195,031           534,983             527,209
 Selling, general and
 administration expense                    197,484           145,294           346,121             274,982
                                        ----------        ----------       -----------         -----------

 Operating income                           71,253            49,737           188,862             252,227


 Non-operating income (expense)
 Interest income (expense)                   1,324                               1,544
                                        ----------        ----------       -----------         -----------

 Income before income taxes                 72,577            49,737           190,406             252,227

 Provision for income taxes                 28,975            19,865            71,996              91,030
                                        ----------        ----------       -----------         -----------
 Net income                               $ 43,602          $ 29,872         $ 118,410           $ 161,197
                                          ========          ========         =========           =========
 Net income per common share
 outstanding                                $ 0.04            $ 0.04            $ 0.10              $ 0.21
                                            ======            ======            ======              ======
 Weighted average shares
 outstanding                             1,226,000           755,000         1,226,000             755,000
                                         =========           =======         =========             =======








                           The Translation Group, LTD.
                                 and Subsidiary
                      Consolidated Statements of Cash Flow
        For the six months ended September 30, 1996 and 1995 (unaudited)


                                                                       6 months          6 months
                                                                     September 30,     September 30,
                                                                         1996              1995
                                                                         ----              ----

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                            $ 118,410         $ 161,197
 Depreciation and amortization                                            40,072            37,200

CHANGE IN OPERATING ASSETS AND LIABILITIES:
 Accounts receivable                                                      (2,846)          (63,136)
 Other assets                                                              7,246           (13,056)
 Accounts payable                                                         37,714            99,068
 Accrued liabilities                                                      (2,410)             (714)
 Accrued income taxes                                                    (28,200)            4,937
 Deferred income taxes                                                   (56,730)           86,093
                                                                      -----------       -----------

Net cash flows provided by operating activities                          (45,226)          113,192

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
 Purchase of property and equipment                                     (104,682)         (149,359)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
 Deferred offering costs                                                (109,390)
 Payments under line of credit                                                             (40,000)
 Net borrowings (payments) on long-term debt                                                 5,473
                                                                      -----------       -----------

Net cash flows provided by (used in) financing activities               (109,390)          (34,527)
                                                                      -----------       -----------

Net increase in cash and cash equivalents                               (100,816)          127,703

Cash and cash equivalents, beginning of period                           530,340             2,238
                                                                      -----------       -----------

Cash and cash equivalents, end of period                               $ 429,524         $ 129,941
                                                                       =========         =========








Notes to Condensed Consolidated Financial Statements


September 30, 1996 (Unaudited)


Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registration Statement of the Company that became effective December 2, 1996.

Note B--Earnings Per Share

As of April 1, 1996, there were 1,891,000 shares of outstanding common stock of which 665,000 shares were subsequently returned by shareholders in accordance with the agreement with underwriters. For the comparable period in 1995, the Bureau of Translation Services, Inc.(BTS) had the equivalent of 755,000 shares outstanding based on its merger agreement with The Translation Group Ltd.(TTGL) dated January 17, 1996, in which the shareholders of TTGL received 895,000 shares.






Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations-(stated in thousands)

         For the six months ended September 30, net sales increased 33% over the corresponding period in 1995, from $1,238.0 to $1,647.6. However, net income declined by 27% in comparison to the prior period, from $161.2 to $118.4. Cost of sales increased from $710.8 to $1,112.6, or 57%; selling, general and administrative expenses (which included certain expenses of the IPO as described below) increased from $275.0 to $ 346.1 but, as a percentage of sales, decreased from 22% to 21%. Interest income increased in the amount of $1.5.

         For the three months ended September 30, net sales increased 51% from the corresponding period in 1995, from $546.7 to $826.9. Net income increased in the amount of $13.7. Gross profit increased from $195.0 to $268.7, decreasing however as a percentage of sales from 36% to 32%. Selling, general and administrative expenses also increased in the amount of $52.2 to $197.5, or 36%, and decreased as a percentage of sales from 27% to 24%.

Discussion

         While there was an increase of 33% of sales between the comparable six month periods ended September 30, 1996 and 1995, gross profit as a percentage of sales decreased from 43% to 32% as a result of changing customer and language mix and of increasing costs of expanding capacity. Selling, general and administrative expenses also increased by approximately $71,000, which amount includes $49,000 of salary and related costs of the CEO who was involved entirely during this period in the various aspects of the Company's initial public offering.
         The statements presented for the comparative periods are reclassified to agree with the classifications of the current statements.

Liquidity and Sources of Capital

         The Company generated cash from operations for the six months ended September 30, 1996 of $158,482 and invested $104,682 in equipment and related software and incurred $109,390 of costs in connection with the Company's initial public offering. The net change in operating assets and liabilities amounted to $45,226. Accordingly, cash and equivalents decreased by $100,816, from $530,340 as of April 1, 1996 to $429,524 as of September 30, 1996.







                           PART II. OTHER INFORMATION

Item 1.  Legal Proceeding
              none
Item 2.  Changes In Securities
              none
Item 3.  Defaults upon Senior Securities
              n.a.
Item 4.  Submission of Matters to a Vote of Security Holders
              none
Item 5.  Other Information
              none
Item 6.  Exhibits and Reports of Form 8-K
              There were no reports filed on Form 8-K


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 The Translation Group, LTD.
                                                 ---------------------------
                                                        (Registrant)
Date   February   1997                            /s/
     -----------------------------               ---------------------------
                                                       (Name and Title)
Date   February   1997                            /s/
     -----------------------------               ---------------------------
                                                       (Name and Title)