Form 10QSB/A
period 1996-12-31
TRANSLATION GROUP LTD
filed 1997-05-30
CIK 1019356

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period of Nine Months Ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to_______________.

Commission file number 0-21725


                           The Translation Group, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                               23-3382869
 ------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      44 Tanner Street
      Haddonfield. NJ                                               08033
 ------------------------------                             --------------------
   (Address of principal                                          (Zip Code)
   executive of offices)


                                  (609)795-8669
                   ------------------------------------------
              (Registrant's telephone number, including area code)
                     7703 Maple Avenue, Pennsauken NJ 08109
                     --------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES     NO X
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

                                                            YES        NO  X
                                                                ---       ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, .001 Par Value-Issued 1,943,000 shares as of December 31, 1996






                                      INDEX

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
        Condensed consolidated balance sheets--December 31, 1996 and March 31, 1996

        Condensed consolidated statements of income--Three months ended December 31, 1996 and 1995; nine months ended December 31, 1996 and 1995

        Condensed consolidated statements of cash flows--Nine months ended December 31, 1996 and 1995

        Notes to condensed consolidated financial statements--December 31, 1996

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

Item 5. Other Information

Item 6. Exhibits and Reports of Form 8-K



Signatures







                           THE TRANSLATION GROUP, LTD.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

          DECEMBER 31, 1996 (UNAUDITED) AND MARCH 31, 1996 (UNAUDITED)

                                                           DECEMBER 31,         MARCH 31,
                                                              1996                1996
                                                              ----                ----
 ASSETS:
 Current assets:
   Cash and cash equivalents                               $ 4,132,279        $   530,340
   Accounts receivable, net of allowance for
   doubtful accounts of $20,000                                639,564            642,481
   Deferred offering costs                                                         34,540
                                                            ----------         ----------

 Total current assets                                        4,771,843          1,207,361

 Property and equipment                                        560,726            362,178
   Less: accumulated depreciation end amortization            (258,066)          (189,466)
                                                            ----------         ----------
 Net property and equipment                                    302,660            172,712

 Other assets                                                  109,751             58,759
                                                            ----------         ----------

 TOTAL ASSETS                                              $ 5,184,254        $ 1,438,832
                                                            ==========         ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Accounts payable                                        $   106,870        $    55,834
   Accrued liabilities                                         187,109             26,000
   Accrued income taxes                                         68,385            115,000
   Deferred income taxes                                       113,034            233,394
                                                            ----------         ----------

 Total current liabilities                                     475,398            430,228

 Stockholders equity:
   Common stock, $.001 par value, 15,000,000
   shares authorized, 1,943,000 outstanding
   and 3,782,000 Outstanding, respectively                       1,943              3,782
   Preferred stock, $.001 par value, 1,000,000
   authorized, none outstanding
   Additional paid-in capital                                4,062,851            462,868
   Retained earnings                                           644,062            541,954
                                                            ----------         ----------

 Total stockholders' equity                                  4,708,856          1,008,604
                                                            ----------         ----------

 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                      $ 5,184,254        $ 1,438,832
                                                            ==========         ==========





                           THE TRANSLATION GROUP, LTD.
                                 AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                     DECEMBER 31, 1996 AND 1995 (UNAUDITED)
        AND THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)

                                      3 MONTHS          3 MONTHS       9 MONTHS         9 MONTHS
                                    DECEMBER 31,      DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                        1996              1995           1996             1995
                                        ----              ----           ----             ----
 Revenue                            $ 717,815         $ 668,551      $ 2,365,372      $ 1,906,552
 Cost of services provided            510,766           392,572        1,583,268        1,066,163
 Depreciation and amortization         28,528            18,600           68,600           55,800
                                    ---------         ---------      -----------       ----------

 Gross profit                         178,521           257,379          713,504          784,589

 Selling, general and
 administration expense               225,609           136,548          571,716          411,611
                                    ---------         ---------      -----------       ----------

 Operating income                     (47,088)          120,831          141,788          372,978
                                    ---------         ---------      -----------       ----------

 Non-operating income (expense)
 Interest income (expense)             20,052                             21,596
                                    ---------         ---------      -----------       ----------

 Income before income taxes           (27,036)          120,831          163,384          372,978

 Provision for income taxes           (10,720)           48,260           61,276          139,290
                                    ---------         ---------      -----------       ----------

 Net income                         $ (16,316)        $  72,571      $   102,108      $   233,688
                                    =========         =========      ===========       ==========


 Net income per common share
 outstanding                        $   (0.01)        $    0.10      $      0.08      $      0.31
                                    =========         =========      ===========       ==========

 Weighted average shares
 outstanding                        1,465,000           755,000        1,294,500          755,000
                                    =========         =========      ===========       ==========







                           THE TRANSLATION GROUP, LTD.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)

                                                                       9 MONTHS         9 MONTHS
                                                                     DECEMBER 31,     DECEMBER 31,
                                                                          1996             1995
                                                                          ----             ----
 CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                        $  102,108       $  233,688
   Depreciation and amortization                                         68,600           55,800

 CHANGE IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                                    2,917         (315,632)
   Other assets                                                         (50,992)         (23,891)
   Accounts payable                                                      51,036          151,193
   Accrued liabilities                                                  161,109             (714)
   Accrued income taxes                                                 (46,615)           4,937
   Deferred income taxes                                               (120,360)         131,962
                                                                      ---------        ---------

 Net cash flows provided by operating activities                         (2,905)         (52,145)

 CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (198,548)        (172,271)

 CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Issuance of common stock                                           3,598,144
   Deferred offering costs                                               34,540
   Payments under line of credit                                                         (40,000)
   Net borrowings (payments) on long-term debt                                             3,309
                                                                      ---------        ---------

 Net cash flows provided by (used in) financing activities            3,632,684          (36,691)
                                                                      ---------        ---------

 Net increase in cash and cash equivalents                            3,601,939           28,381

 Cash and cash equivalents, beginning of period                         530,340            2,238
                                                                      ---------        ---------

 Cash and cash equivalents, end of period                            $4,132,279       $   30,619
                                                                      =========        =========




Notes to Condensed Consolidated Financial Statements

December 31, 1996 (Unaudited)


Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registration Statement of the Company that became effective December 6, 1996.


Note B--Earnings Per Share

As of April 1, 1996, there were 1,891,000 shares of outstanding common stock of which 665,000 shares were subsequently returned by shareholders as a condition of the underwriting. As of December 6, 1996 the Company sold 705,000 shares of its common stock pursuant to the underwriting and issued 12,000 shares in payment of debt. For the comparable periods in 1995, the Bureau of Translation Services, Inc.(BTS) had the equivalent of 755,000 shares outstanding, based on its merger agreement of January 17, 1996 with The Translation Group Ltd.(TTGL), who shareholders received 895,000 shares in such merger.

There are outstanding: common stock options to employees of 385,000 shares at a price of $6.00 per share exercisable over the next five years at the rate of 20% per year, 2,140,000 warrants to purchase common stock of the Company at an average price of approximately $6.00 per share; 40,000 warrants to purchase common stock of the Company at a price of $1.50 per share and an option to purchase 60,000 shares of common stock and 160,000 warrants at the price of $7.80 per share exercisable until 1999.

The computation of earnings per share reflecting the above options and warrants are antidilutive.






MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations-(stated in thousands)

         For the nine months ended December 31, 1996 net sales increased 24% over the corresponding period in 1995, from $ 1,906.6 to $ 2,365.4. However, net income declined by 62% in comparison to the prior period, from $232.2 to $88.7. Gross profit decreased from $784.5 (41% of sales) to $713.5 (30% of sales), or 9%. Selling, general and administrative expenses, (the current period includes approximately $100,000 of expenses of the IPO as described below) increased in the amount of $181.3, from $412.1 to $593.4, or 44%, from 22% to 25% of sales respectively. Interest income amounted to $21.6 (there was no net interest in the prior period).

         For the three months ended December 31, net sales increased 7.5% in comparison to the corresponding period in 1995, from $668.6 to $717.8. Net income declined by $88.9 in comparison to the prior period, from a profit of $72.5 to a loss of $16.3. Cost of sales increased from $411.2 to $539.3 or 31%; selling, general and administrative expenses increased in the amount of $89.1 from $136.5, or 65%, and, as a percentage of sales from 20% to 31%. Interest income increased by $20.1.

Discussion

         The net income for both the nine months and the three months periods that ended December 31, 1996 were negatively impacted by the following factors:

(i) The Company's initial public offering (IPO) became effective in December 1996. The outside costs of underwriting, legal, accounting, blue sky, printing and other expenses of the underwriting incurred during the period were charged to the proceeds received. Internal expenses such as officers' salaries and staff time were charged to operations. The chief executive officer (CEO) devoted full time during this period to negotiations with underwriters, preparation of the registration statement, meetings with various professionals (legal and accounting), printers, etc. The CEO's salary and related expenses of approximately $100,000 are included in selling, general and administrative expenses.

(ii) The Company was unable to utilize machine translation as effectively as in the prior periods, since it expanded its base of customers, topics and languages. Without repeat business, (by customer, topic and language) additional lead time is required to effect efficiency in the use of machine translation.

(iii) Revenues from two of the company's principal customers seasonally declined for the third quarter of 1996; new orders are currently in the pipeline.

(iv) The Company expanded its project management and customer communication facilities in comparison to a year ago, approximately doubling its computers and related operating systems and software; this expansion involved additional hiring and training costs.

(v) The Company added to its sales and sales support personnel to promote regular business as well as sales under a licenses agreement.

The statements presented for the comparative periods are reclassified to agree with the classifications of the current statements.


Liquidity and Sources of Capital

         In December, 1996, the Company received net proceeds after all costs of $3,598,144 from the sale of 705,000 shares and 1,840,000 warrants and issued 12,000 shares in payment of indebtedness of approximately $50,000. The Company generated cash from operations for the nine months of $170,708 and invested $198,548 in equipment and related software. Accounts receivable and other assets net of accounts payable and other liabilities decreased by $2,905. Accordingly, cash and equivalents increased by $3,601,939, from $530,340 as of April 1, 1996 to $4,132,279 as of December 31, 1996.






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



                                             The Translation Group. LTD.
                                             -----------------------------------
                                                      (Registrant)

Date February 1997                                        /s/
-------------------------                    -----------------------------------
                                                    (Name and Title)

Date February 1997                                        /s/
-------------------------                    -----------------------------------
                                                    (Name and Title)