Form 10KSB
period 1997-03-31
TRANSLATION GROUP LTD
filed 1997-07-09
CIK 1019356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                       Commission file number 000-21725
March 31, 1997

                           THE TRANSLATION GROUP, LTD.
                           --------------------------
                 (Name of small business issuer in its charter)



Delaware                                         23-3382869
-------------------------------            -----------------------
(State or other jurisdiction of           (I.R.S. Employ.Ident. No.)
incorporation  or organization)

332C Haddon Avenue                                     08108
Westmont, NJ                                         ----------
---------------------------------------              (Zip Code)
(Address of principal executive offices)


Issuer's telephone number: (609) 858-4665

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                         Common Stock Purchase Warrants
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No   .
   ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

     Issuer's revenues for its most recent fiscal year: $3,193,068 million

     Aggregate market value of the voting stock held by non-affiliates of registrant (based on average of the bid and asked price on June 15, 1997):
$15,930,720. See "Market of the Registrant's Common Stock and Related Stockholder Matters."

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,991,340 shares of Common Stock, par value $.001 per share, as of June 15, 1997

Transitional Small Business Disclosure Format: Yes     ; No  X
                                                  -----    -----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

         The Translation Group, Ltd. ("TTGL") was incorporated under the laws of Delaware on July 7, 1995. On January 17, 1996, TTGL consummated its first acquisition when the shareholders of Bureau of Translation Services, Inc., a Pennsylvania corporation ("BTS") exchanged their shares of BTS, treated as a business combination, for shares of TTGL so that BTS became a wholly owned subsidiary of TTGL. TTGL and BTS are referred to herein collectively as the "Company." Prior to the acquisition of BTS, TTGL's only activity was related to the negotiations and other matters pertaining to the raising of funds under a private placement. The corporate office of the Company is located at 332C Haddon Avenue, Westmont, NJ 08108 and its telephone number at that location is (609) 858-4665. The administrative office and operating facilities are located at 44 Tanner Street, Haddonfield, New Jersey 08033 and its telephone number at that location is (609) 795-8669.

         The Company translates conventional documents and software written in one language into other languages, and specializes as a provider of high tech translation and localization services in the Information Technology ("IT") sector of the translation market. Localization is the art of converting from one language to another giving careful consideration to the customs of the local area.

         As of March 31, 1997, the Company entered into an agreement to acquire various corporations that comprise the Word House Group (Word House) for 375,000 shares of it's Common Stock. Word House has been in operation since 1984, and currently has offices in The Netherlands, France, England and China. The Company has also entered into a marketing/production joint venture with World Tech. Corp.(WTC), a Korean corporation, subject to Korean government approval. BTS will initially operate as a branch in Seoul to exploit the translation markets from English to Korean and other Asian languages. TTGL will also have an option to acquire WTC by the issuance of shares of Common Stock based on WTC's performance.

         These agreements are more fully described below under the heading of Recent Agreement and Acquisition.

BUSINESS OF THE COMPANY

         The Company translates conventional documents and software written in one language into other languages. The Company functions in the so-called "high tech" niche of the translation industry, providing translation, localization, software and tools to a range of world wide companies who have needs in computer related hardware and/or software fields, referred to in the industry as Information Technology ("IT"). Localization is the art of converting documents, contracts, marketing tools, advertising, engineering specs, computer hardware and software support materials, packaging, TV shows, etc. into local languages, giving careful consideration to custom and tradition indigenous to the local area.

         The process of localization for the information technology market is highly labor intensive, with much of the hands on work being done principally by independent translators and editors as well as Company employees. Various machine tools (also referred to as translation tools "TT") are also used that are software applications for extracting and formatting data, for online dictionaries, for presentation of text (e.g., prepress) and for customer networking. On the other hand, the Company's machine translation ("MT") abilities depend upon the storage of and access to previously translated material in machine usable form. Thus, the ability to take advantage of this type of MT depends on the stability of customers, types of products, material to be translated and customers requirements. If variables upset this storage-


access-use of previously translated material, such as occurs with first-time customers or when translating materials in new topics, the Company will be unable to exploit this advantage. For this reason the Company is embarking on the production of its own phased in system of document translation which would not be limited to previously translated material. See "Research and Development."

COMPETITIVE POSITION

         The Company believes it has a good position in the localization industry, in part because, through BTS, it entered this market early. Initially, the Company provided translation of technical material in various industries heavily weighted toward engineering and analytical instrumentation. However, by the mid-1980's, the Company recognized the opportunity in the computer industry. Thus, the Company made the transition from a "generic" translation bureau, to one whose business emphasizes translation services for IT customers.

         The Company has leveraged ten years of localization experience into a set of processes which it considers its principal competitive advantage. Every operational process, from bidding through delivery of the completed project, is tracked and accounted for, making job costing accurate and predictable, while at the same time offering savings to its customers. The Company seeks to build long-term relationships with clients, who will continue to work with the Company over several years and many projects.

         At present, key markets for the Company's services are customers located in Japan, Europe (including Scandinavia) and in "the Americas", the dialects of Canadian French, Latin American Spanish and Brazilian Portuguese. The Company does not provide Middle and Near Eastern languages at this time. Growth markets are primarily in Asia. Japanese now represents the Company's largest single language, by volume, and the Company believes that Chinese will also become significant in the near future. The Company's business in Japan is primarily in translation for manufacturers of applications software, including a substantial volume of Unix-based systems and customized implementations. The principal applications are financial and manufacturing, with systems encompassing everything from order entry to distribution. The Company believes these are strong growth application areas in Asia.

         The IT translation industry is highly fragmented and is dominated by numerous small to medium size companies, each with a handful of clients competing for IT products in global markets. The Company believes that this industry phenomenon provides substantial opportunities for consolidation. The Company is pursuing a strategy which will enable it to expand its business through identifying companies that fit the Company's consolidation guidelines, acquiring these companies, and integrating the acquired operations into the Company's existing operations. Management believes that such acquisitions will enable the Company to achieve economies of scale, maintain its gross margins and eventually become one of the world's largest translation companies. The Company may retain senior management and other employees of the acquired companies after the acquisition. Additionally, the Company intends to expand its existing translation services and to continue to research and develop more advanced technologies, particularly relative to machine translation. There can be no assurances that suitable acquisitions can be identified, consummated or successfully operated or that the Company's goals will otherwise be achieved. The Company is currently reviewing potential candidates for acquisition. See Recent Agreement and Acquisition, below.

SERVICES AND CLIENTS

         The Company provides translation and localization services (i.e., translating so that the result is reader friendly, using local dialect so that it is easily readable and not stilted) to a range of industries and sectors, with an emphasis on IT companies. During fiscal 1996 and 1997, approximately 80% of the Company's revenues came from localization work for software publishers, computer hardware manufacturers and computer and peripherals vendors. Customer concentration decreased for the fiscal year ended March 31, 1997 when two customers accounted for 31% of revenues in comparison to 37% and 70% for the two prior fiscal years. The Company also has an active business in the legal area, translating depositions, patents, and material relating to international contracts and law suits for large law firms in the Philadelphia area.

         The Company has a large number of IT-based clients. The Company has not entered into any long-term contracts with any of its clients in accordance with industry practice. The Company has a long-standing relationship with SAP-AG (a leading software producer) whereby the Company is responsible for Japanese translation of its "Financial Accounting" support materials. The strong relationships the Company has developed with its IT clients have also generated a volume of more conventional translation work. For example, the Company is translating software messages and conventional documentation for Okidata, a peripherals manufacturer. Bentley Systems, a leading CAD/CAM software developer, relies on the Company for Korean and Japanese software localization and translation of related documentation. Syncro, Inc.(now Intel), a developer of telephony software, uses the Company to localize the software into at least ten languages, and Matrox Electronics Systems, is a leading manufacturer of video boards for whom the Company also translates into at least 18 languages. Because many American companies have a large number of Hispanic and Vietnamese employees in the United States, the Company has been engaged to translate corporate personnel materials into Spanish and Vietnamese.

         At the request of clients, the Company may also expand its software localization services to include video and multi-media translation. While these translation contracts require an investment in equipment and facilities, the Company believes the costs may be justified by the higher value contracts generated by this application. In addition, the Company has been testing and exploring multimedia localization. Currently, the Company performs multimedia localization using external studio facilities. If it proves feasible and attractive, the Company may consider establishing its own studio, and broaden its localization services to full multimedia capability. The Company sees multimedia localization as similar in process to other software localization that it already performs, and while it adds additional technical complexity, it does not require a substantially different skill set.

THE TRANSLATION PROCESS

         The Company considers its highly detailed project management, tracking and costing procedures to be at the heart of its specialized services. The
Company places a strong emphasis on efficient processes, and believes that centralized project management is essential to efficiency. Thus, even when a project may have team members in many different locations, most work is coordinated centrally in the United States via electronic communication. Certain core functions such as editing, proofreading, desktop publishing and client coordination are part of central project management. In preparing work for translation into multiple languages the project editor may identify problems or issues which are relevant across the entire project. Similarly, in a multiple-language project, problems may be picked up by the translators in one or two languages that are relevant to others. The Company believes that central control of the process is the only way certain situations can be adequately handled, such as identification of software bugs.

         All the Company's translators are native speaking professionals in the target language, and are required to know the subject matter of the area in which they translate. In addition, a project must have technically knowledgeable staff in the source language, preferably a specialist in that area.


         The Company supports an extensive range of communications facilities linking its internal systems to both clients and translators. These include an in-house local area network ("LAN"), dial-up bulletin board (BBS), modem transfer and multiple Internet and CompuServe connections. Some of the Company's staff have remote connections to clients' LANs as well. Most translation projects use one or the other of the following processes to exchange files:

         - the client dials into the Company's own systems and "drops off" files, usually via FTP (file transfer protocol) at any time; the files are then picked up, and entered into the translation process.

         - the client shares a common messaging platform with the Company (either LAN-to-LAN or using a wide-area service provider) and files are sent back and forth on the internal network systems between the Company and the client.

         - the client is connected via a high speed dedicated line directly to the Company's network and several of the Company's machines may be connected, via a router, directly through this line so that translators are able to work directly inside the client environment.

         Files are prepared for translation by the Company's technical staff and are distributed electronically to translators either locally or in applicable country. Translated versions are returned to the Company's central project management for checking and proofing (and also compilation, if software is involved) and the target language versions are distributed to appropriate client locations which may be multiple locations or a central site.

         In terms of process, the Company considers itself an extension of the client's documentation department. All project activities are closely tracked using spreadsheets which are fully available to the client. Thus, the client always knows the status of the project.

TRANSLATION TOOLS

         The Company has an internal IT standard which is based around a Novell LAN and Windows NT for handling Japanese and Microsoft applications. All client projects, however, are handled on a customized basis.

         As the Company uses increasingly advanced technological translation tools (i.e., pieces of software that make the translation process quicker), the most notable impact has been a change in the structure of the project team. Under the old, "pre-tools" model, a typical project might consist of a project manager with 50 translators and editors working in various languages. Translation tools have created an entirely new type of team, particularly where translation memory databases are used to leverage previously translated material for re-use in new or updated programs and documentation. The same project team includes a project manager, 2 technical analysts, and 15 translators/editors.

         The Company believes it was one of the first extensive outside commercial users of a workbench environment for software translation called XL8. It has selected as its corporate standard the integrated Transit/Termstar Translation Management System. The product was designed for use in translation and editing of software, help and documentation. The manager controls the flow of materials and translators use limited version workstations. Transit is thought to be the most versatile product of its kind commercially available on the market; it runs in Windows environment, and may be used for Asian as well as European languages. In 1995 BTS was selected as the sole distributor in North America for Transit and Termstar translation software products. These software applications, or "memory translation tools", assist in the translation process by increasing efficiency through reuse of prior translations. BTS is an industry leader in its use of software tools and is expanding its efforts to increase their distribution. The sole distributor agreement is currently in force, with no expiration date.

         The Company has followed the progress of machine translation (MT) over the years. After much careful review and consideration, the Company concluded that to the best of its knowledge no one system exists that meets its standards of accuracy, efficiency and efficacy. Therefore, the Company recently contracted to complete its own MT system which it hopes will be capable of automatic document translation. Until such a machine is available, the Company will continue to upgrade both its hardware and software as technology in this or other adaptable fields progress. The Company intends to take necessary action to maintain its position as a leader in the use of MT. No assurance can be given that other companies will not develop a competitive machine which could have an adverse affect on the Company. See "Business - Research and Development."


RESEARCH AND DEVELOPMENT

         In mid-1995, the Company entered into a five year Agreement with debis Systemhaus KSP- Kommerzielle Systeme und Projekte GmbH ("debis"), a wholly owned subsidiary of Daimler Benz, whereby the Company acquired license rights to a software product known as KEYTERM. KEYTERM is a concept-oriented fully relational proprietary database running under UNIX and Windows for developing and maintaining glossaries. It has a customizable structure for entering terminology and lexicographical information. The product has been in use in Germany for several years and is being further developed, marketed and supported by the Company. The Company has no obligations to assume previous Debis obligations, will receive fees for all current and future services and will have the exclusive right to market KEYTERM throughout North America, and elsewhere non-exclusively. Finally, under the debis Agreement, the Company is allowed to use the indication "Bureau of Translation Services in partnership with debis Systemhaus". The Company has continued to develop this system since its acquisition.

         During the past fiscal year, the Company has also continued to expand its tailored processes and disciplines used in the translation field. The Company is committed to invest significant amounts on machine translation ("MT") with specific emphasis on developing a proprietary real-time completely automated machine translation system. The proposed system would operate via standard telecommunications systems and ultimately would have the ability to instantaneously translate voice from one language into another. The Company has entered into a licensing agreement with the inventor, Dr. Cherny, for the exclusive rights to such technology as they regard translation applications and have a right of first refusal for all other applications covered by the patent application. Part of the proceeds of the initial public offering (IPO) has been allocated for this project and the Company currently intends to finance a portion of the balance through proceeds received from the potential exercise of the Warrants and the remainder through other external financing. The Company intends to closely monitor the progress of the project and will discontinue financing the project unless certain development milestones are reached. The initial phase is directed towards generating specific context dictionaries, i.e., relationships between words in different languages but in the same context. In any given language words have multiple meanings. In addition, words of one language do not often translate on a one to one basis, into another language. Context is the key to translating a message from one language into another. The first milestone of the first phase will take the many thousands of documents already translated and amassed by the Company and organize them by context and analyze them through the use of appropriate neural network systems for the purpose of generating specific context dictionaries. The second milestone of the first phase will generalize the context dictionary generator making it capable of generating context dictionaries from written materials in different languages on the same topic, not previously translated or amassed. The Company has contracted to pay the Gedanken Corporation (Gedanken), the owner of the patent by assignment from Dr. Cherny, the following for the development of the machine translation system: $250,000 over a 12 month period, which began February 15, 1997 for the Specific Topic builder and $500,000, beginning September 15, 1997, over an 18 month- period for the development of the General Topic Dictionary. The Company also acquired the rights to the development of a Real Time Voice Translation System based on providing the necessary funding estimated at $4,000,000. The Company is obligated to pay royalties on all revenues generated that use in whole or in part the patent rights and know-how. The Company has the right to stop funding at specified times or accomplishment periods. If the first two milestones are successful, even if the instantaneous voice translation machine is ultimately never completed, the Company will still benefit from using the specific and general context dictionary generators.

COMPETITION

         Berlitz, Bowne(IDOC), and Lernout & Hauspie(Mendez), and many other smaller companies offer similar services and currently compete with the Company. Some of these competitors have substantially greater financial resources, more extensive experience, and better established research and development, marketing and servicing capabilities than the Company. The Company must compete not only on the basis of price, but also delivery time and quality.

SUPPLIES AND MATERIALS

         The materials and supplies used to produce the Company's products are obtainable from a wide variety of suppliers. There is not currently, nor has there been in the recent past, a shortage of any of these materials. The Company believes that its current sources of supply are adequate to meet its future needs.

EMPLOYEES

         The Company presently employs thirty-two (32) full-time people, comprised of seven (7)in Management positions, three (3) in Administration, four
(4) in Sales and Marketing, and eighteen (18) in Production. In addition, the Company also uses the services of freelance and/or independent translators and editors on an as needed basis from a roster of approximately 900. The Company has never had a problem with access to qualified personnel. The Company has entered into written employment agreements with each of Ms. Theodora Landgren and Mr. Charles Cascio, and an oral agreement with Mr. Richard Herson. See "Management - Employment Agreements".



RECENT AGREEMENT AND ACQUISITION

     In February 1997, the Company entered into a marketing/production venture with WTC, a Korean corporation. Subject to Korean government approval, BTS will operate initially as a branch in Seoul to exploit the translation markets from English to Korean and other Asian languages. TTGL will also have an option to acquire WTC, for shares of its Common Stock based on performance criteria of WTC. To date, this venture has had negligible impact on the financial statements.

     On March 31, 1997, the Company entered into an agreement to acquire the various corporations that comprise The Word House Group (Word House), for 375,000 shares of its Common Stock. Word House has offices in The Netherlands, France, Great Britain and China. Word House translates and localizes documents and software, concentrating on European languages. Three principal customers accounted for approximately 77% of sales in calendar 1996. The Company currently believes that this transaction will close during the early part of July. During calender 1996, Word House had unaudited revenues of approximately $3.2 million and net income of $297,000.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's principal operating facility is located in Haddonfield, New Jersey, where it occupies approximately 3,600 square feet at a monthly rate of $2,875 pursuant to a lease that extends until March, 1998. The Company has another domestic operating facility in Westmont, New Jersey, where it occupies approximately 1,100 square feet at a monthly rate of $1,200 pursuant to a lease that extends until June, 1998. Under both leases the Company is responsible for utilities and certain other expenses. In January 1997, the Company moved it's Pennsauken corporate office to it's Westmont location and in April 1997, closed its German operating facility, because of the agreement to acquire Word House. In June 1997, the Company opened a London office at an annual rental of approximately $9,000. The Company believes that all of its facilities are currently adequate and further believes that, if necessary, adequate facilities could be located in the event the Company needs to replace or expand its current facilities.

         In connection with the proposed Word House acquisition, subsidiaries to be acquired own a condominium floor in France and are also subject to a lease in The Netherlands. In May 1997, Word House moved its principal location to Amsterdam. It's lease for 5,500 square feet is for a period of 5 years at a rate of approximately $95,000 per year.


ITEM 3. LEGAL PROCEEDINGS.

         The Company has been given notice that it will be sued by a stockholder who is seeking monetary damages, specific performance, equitable relief and costs in the amount of $3,000,000. The Company and its counsel believe that this suit is completely without merit and will vigorously defend it. At this time a complaint has not been served. The Company is not a party to, or involved in, any other legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company completed its initial public offering on December 2, 1996. Its Common Stock is reported on the NASDAQ "pink sheets" over-the-counter market under the symbol THEO for the Common Stock, and THEOW for the Warrants. The following table sets forth the range of prices for the Common Stock as reported for the periods indicated and represents prices between broker-dealers, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer. The bid prices do not reflect prices of actual transactions.


Common Stock


                                         WEEKLY SUMMARY

     DATE             HIGH             LOW             CLOSE         AVG TRADE         VOLUME
     ----             ----             ---             -----         ---------         ------
   12/02/96           15.00            7.00            13.50           12.17           1491800
   12/09/96           12.50            5.00             6.50           10.01            241000
   12/16/96            8.50            6.00             6.50            6.78            367900
   12/23/96            9.00            7.00             7.00            7.53             27900
   12/30/96            9.00            7.00             9.00            7.60             25600
   01/06/97            9.00            7.00             9.00            7.92            137900
   01/13/97           10.00            7.50            10.00            9.22             82000
   01/20/97           10.75            7.75             9.50            9.64            107800
   01/27/97           10.00            7.87             9.50            9.05            110400
   02/03/97            9.50            8.00             9.50            8.94             33400
   02/10/97            9.75            6.37             8.00            7.93             77300
   02/17/97            9.25            7.75             8.25            8.58             76800
   02/24/97           10.00            8.25             9.75            9.39            147800
   03/03/97           10.00            9.00            10.00            9.60             60700
   03/10/97           10.00            8.75            10.00            9.51            150100
   03/17/97           10.00            9.00            10.00            9.60             58900
   03/24/97           10.00            8.75             9.25            9.32             58600
   03/31/97            9.87            8.62             9.12            9.48             39800


     The approximate number of record holders of Common Stock as of March 31, 1997 was 600.

DIVIDEND POLICY

     The Company has not declared or paid any dividends nor does it expect to pay dividends on its Common Stock in the foreseeable future intending to retain earnings to finance the growth of its operations.

TRANSFER AGENT

     The Company uses American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005, to act as Transfer Agent for the Company's Common Stock and Warrants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.( stated in thousands).

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained in this Prospectus.

                  (a)      GENERAL

                  The Company has been in business since 1984. Generally, sales have been increasing year to year. Net sales for its fiscal year ended March 31, 1997, were approximately 20% higher than its net sales for its fiscal year ended March 31, 1996, which in turn were 20% higher than for the year ended March 31, 1995.

                  (b)      RESULTS OF OPERATIONS

Fiscal  Year Ended  March 31,  1997 as  Compared  to Fiscal Year ended March 31,
1996.

         For the year ended March 31, 1997 net sales increased 23% over the corresponding period in 1996, from $ 2,586.3 to $ 3,193.1. However, net income declined by 56% in comparison to the period, from $ 347.9 to $ 154.0. Gross profit decreased from $ 1,068.6 (41% of sales) to $ 991.6 (31% of sales), or 7%. Selling, general and administrative expenses, (the current year includes approximately $100,000 of expenses of the IPO as described below) increased in the amount of $326.5, from $485.1 to $811.6, or 67%, from 19% to 25% of sales respectively. Interest income amounted to $ 76.3 (there was no net interest in the prior period).


Discussion

         The net income for the year ended March 31, 1997 was negatively impacted by the following factors:

(i) The Company's initial public offering (IPO) became effective in December 1996. The outside costs of underwriting, legal, accounting, blue sky, printing and other expenses of the underwriting incurred during the period were charged to the proceeds received. Internal expenses such as officers' salaries and staff time were charged to operations. The chief executive officer (CEO) devoted full time during this period to negotiations with underwriters, preparation of the registration statement, meetings with various professionals (legal and accounting), printers, etc. The CEO's salary and related expenses of approximately $ 100,000 are included in selling, general and administrative expenses.
(ii) The Company was unable to utilize machine translation as effectively as in the prior periods, since it expanded its base of customers, topics and languages. Without repeat business,(by customer, topic and language) additional lead time is required to effect efficiency in the use of machine translation.
(iii)The Company expanded its project management and customer communication facilities in comparison to a year ago, approximately doubling its computers and related operating systems and software; this expansion involved additional hiring and training costs.
(iv) The Company added to its sales and sales support personnel to promote regular business as well as sales under license agreements.

The statements presented for the comparative periods are reclassified to agree with the classifications of the current statements.


Fiscal Year Ended March 31, 1996 as Compared to Fiscal Year Ended March 31, 1995

         Net sales for the fiscal year ending March 31, 1996 increased to $2,586 from $2,149.1 or approximately 20% over net sales for the prior fiscal year, ending March 31, 1995. The Company believes this increase is primarily due to the growth of its reputation with regard to its ability to deliver quality work on a timely basis. During the fiscal year 1996, 54% of the Company's sales were to four major customers in the high-tech area, of which two accounted for 37% in fiscal year 1996 and 70% in the prior fiscal year ended March 31, 1995.

                  The Company's operating income for the fiscal year ended March 31, 1996, was $583.5 in comparison to $130.4 for the prior fiscal year, or an increase of 350%. Of this increase of $453.0, approximately $331.0 (or 73%) is attributable to the increase in gross margin -- from 20% to 33%; approximately $87.0 (or 19%) is attributable to the increase in sales volume of $436.0; and $35.0 (or 8%) to the decrease in general and administrative expenses and depreciation.

                  There was a significant increase in gross profit from 20% to 33%. The company benefited from the increasing use of translation tools due to the unusual amount of repeat business from existing customers. Therefore, the relative stability of customers' requirements and contents permitted a more effective use of translation memory storage, i.e. machine tool translation. In addition, there were the gains derived from an organizational structure established for a two million dollar level, increasing its sales by 20%.

                  The increase of gross profit was not  maintained at this rate.
In anticipation of increasing volume, the Company had increased its production staff to concentrate on job flow, quality control, editing and customer communications. Likewise, the type of translation products and customer requirements did not permit the use of machine tool translation of previously stored memory data to the previous extent.

                  Total general and administrative expenses and depreciation decreased in the amount $35.0 for fiscal 1996 in comparison to fiscal 1995, from $299.6 to $264.2. This decrease was caused by the providing for bad debts in prior years ($36.0 in fiscal year ended March 31, 1995) and recovering $45.0 in the current fiscal year. Excluding such accounts for bad debts, general and administrative expenses increased by $25.0 (12%) over the prior fiscal year and depreciation by $19.0 (35%).

                  (c)      LIQUIDITY AND FINANCIAL RESOURCES

         UNDERWRITING

         On December 2, 1996, the Company completed its IPO with the sale of 705,000 shares of its Common Stock at a price of $6.00 per share, and 1,840,000 Warrants at a price of $.20 per share. The Company had net proceeds from this underwriting of $3,582,065 after underwriting discounts of 10%, a non-accountable expense allowance of 3% and other expenses in the amount of $443,195. In connection with the IPO, the Company has given warrants to its underwriters to purchase 68,572 shares of Common Stock at an excercise price of $7.80. The Company has agreed to register (or file a post-effective amendment) to acquire a similar number of shares of Common Stock at $7.80 per share.


         Under the IPO the Company registered 705,000 shares sold by the Company for its benefit, 100,000 shares sold by its Chairman and Chief Operating Officer, 1,840,000 redeemable Common Stock Purchase Warrants, 241,000 shares of Common Stock owned by other selling shareholders, and 300,000 warrants received by certain existing shareholders.

         As noted above, the Company received net proceeds of $3,582,065 from its IPO. The Company also issued 12,000 shares in payment of indebtedness of approximately $48,000. The Company generated cash from operations for the year of $229,223 and invested $261,040 in equipment and related software. Accounts receivable and other assets net of accounts payable and other liabilities increased by $455,821. Accordingly, cash and equivalents increased by $3,128,967, from $530,340 as of March 31, 1996 to $3,659,307 as of March 31,
1997.

         Net working capital at March 31, 1996 was $777.0, an increase of approximately $650.0 from the end of the prior fiscal year. The increase in net working capital was primarily due to the Company completing in January 1996 a private offering of 120.5 units of its securities at a price of $5,000 per unit, each unit consisting of 4,000 shares of Common Stock. The gross proceeds from the offering were $602.5; the net proceeds were $463.0. On March 31, 1996, the Company had $530.0 in cash or cash equivalents. See Statement of Cash Flow for other sources and uses of working capital contained in the attached Consolidated Financial Statements.

         Inflation  has  not  been  a   significant   factor  in  the  Company's
operations.

                  (d)      FOREIGN CURRENCY FLUCTUATIONS

         The Company has changed its policy and now only bills its customers in US Dollars at agreed upon amounts of exchange. Accordingly, the Company is not impacted by exchange rate fluctuations.


ITEM 7. FINANCIAL STATEMENTS.

     The information called for by Item 7 is included in the Financial Statements contained in this Annual Report of Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.



                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         As at March 31, 1997, the directors and/or executive officers of the Company are as follows:

Name                            Age     Position

Theodora Landgren               49      Chairman of Board and Chief Operating
                                        Officer
Charles D. Cascio               57      President, Chief Executive Officer and
                                        Director
Richard J.L. Herson             78      Chief Accounting Officer and Director
Luis M. Garcia-Barrio, Ph.D     52      Vice President/Special Projects
John Wetter                     47      Vice President/Operations
Julius Cherny, Ph.D             60      Director
Gary M. Schlosser               46      Director
James W. Grau                   57      Director

THEODORA LANDGREN has been the Chairman of the Board of Directors and Chief Operating Officer of the Company since January 17, 1996. In addition, she has been Chairman and President of BTS since the founding of that firm in 1984. Prior to starting BTS she studied linguistics and computer programming at several universities including Universities of Denver and Innsbruck (Austria) and USC College of Continuing Education, as well as teaching English to non-English speaking students at the University of Stockholm, Sweden. Ms. Landgren is active in the American Translator's Association (ATA), Society of Technical Communication (STC) where she annually speaks on translation processes, and serves as an elected executive committee member on the board of the Localization Industry Standards Association (LISA). LISA is the leading association and is head-quartered in Geneva, Switzerland, dedicated to promoting standards for the computer industries. She also serves as the newly elected president of the Logos User's Group in the United States. Logos, Inc. is the developer of a machine translation system. She is a respected authority on product globalization and has published articles in major magazines on the subject. Ms. Landgren lived many years in Europe prior to opening BTS thereby gaining hands on expertise in multi-lingual product adaptation.

CHARLES D. CASCIO became a Director, President and Chief Executive Officer of the Company in May of 1996. He had previously been engaged by the Company, from inception, as a full time financial consultant. From late 1992 until July 1996 he was Chairman and President of Electro-Kinetic Systems, Inc., a publicly held provider of laboratory testing products. From 1990 to late 1992, Mr. Cascio was employed as a full time marketing and financial consultant to John B. Canuso, Inc., a large privately held development, building and entertainment company located in Southern New Jersey. From 1987 to 1990, he was a full time financial and marketing consultant to Drug Screening Systems, Inc., a publicly held manufacturer of drug screening systems to detect the presence of "drugs of abuse". From 1984 to 1987, Mr. Cascio managed a wholly and family owned sporting, entertainment and recreational facility, known as the Coliseum, located in Voorhees, N.J., which was sold. Mr. Cascio holds a Bachelors Degree in Economics from Iona College.

RICHARD J.L. HERSON was Secretary, Treasurer and a Director of TTGL since inception until February 1, 1996, when he resigned as Secretary and Treasurer and was appointed Chief Accounting Officer. Mr. Herson was previously a General Partner in the firm of Hertz, Herson and Company, CPA's with offices in New York, and Charlotte. He is currently Secretary of the Bruner Foundation, where he is responsible for its investments and accounting operations. He holds a Bachelor's Degree from the City College of New York and an M.S. in Accounting from Columbia University. He has also authored numerous articles and a book on accounting.


LUIS M. GARCIA-BARRIO, PH.D has been the Vice President/Special Projects of the Company since April 1996. Prior thereto, since January 1991, he held the position of International Production Manager. Dr. Barrio also is the head of Research and Development. Dr. Barrio holds degrees in Linguistics, Education, and the Humanities, including a Masters Degree and Ph.D. from the University of Pennsylvania. He is a certified State and Federal Court interpreter and has served on the faculty as Chairman, Associate Professor and Curriculum Development Administrator of several major universities in both the US and abroad. In addition, he has published over two (2) dozen papers on literature and linguistics.

JOHN WETTER is now Vice President/Operations for the Company. Since his arrival in July 1995, he has been responsible for the significant increase in the turn around time and quality of the Company's project work by concentrating on increased productivity through computerization and training. From 1989 until June 1995, Mr. Wetter owned and operated Colortech Graphics, Inc., a specialty music printing company. Mr. Wetter holds an MBA in Business from the University of Scranton and has served as an adjunct professor at the University of Vermont.

JULIUS CHERNY, PH.D has been a Director since May 10, 1996. Dr. Cherny is a founder and partner of Mottola, Cherny and Associates, a consulting firm specializing in providing financial, organizational and systems consulting services. Dr. Cherny holds a Ph.D. in accounting and is currently on staff at the NYU Graduate School of Business and previously at the Hagen School of Business at Iona College. Dr. Cherny has held positions as Director, Senior Vice President, and Chief Financial Officer with firms in the securities industry. Dr. Cherny has published numerous papers and books dealing with Finance, Accounting and Advanced Mathematical Theory.

GARY M. SCHLOSSER was appointed a Director in August 1996. Since August 1, 1994, Mr. Schlosser has been the President and a director of Jefferson Bank of New Jersey. From October 1989 through July 1994 he was Executive Vice President of Glendale National Bank of New Jersey and prior thereto, from July 1988, he was President of Glendale Mortgage Services Corporation, a subsidiary of Atlantic Bancorporation. Mr. Schlosser is a member of the Camden County Bankers Association and the South Jersey Security Bankers Association.

JAMES W. GRAU is President and Founder of Charisma Communications, Ltd, which specializes in producing programs, industrials, live events and concerts for the networks, cable and industry. During its 19 year history Charisma has created programs earning the highest industry awards and accolades and has eleven productions in THE MUSEUM OF TELEVISION AND RADIO.

Prior thereto, Mr. Grau was under contract to some of the major networks and corporations including ABC, CBS, MetroMedia, the U.S. Congress Sub-Committee on Communications and the National Cable Television Association. In the late 80's Mr. Grau served as the only outside consultant to CBS Ventures Committee and has served under two U.S. Presidents on the National Advisory Council of the Small Business Administration. Presently, he is the Entertainment Director of the Mar-a-Lago Club, Palm Beach, Fla., and the executive Producer of contemporary concerts for the Trump Organization.

Mr. Grau is a Graduate of the Medill School of Journalism at Northwestern and is married to Elizabeth Trump Grau.

Following are some of Mr. Grau's involvements

     o    Trump Palace - Treas. and Board of Managers
     o    Friars Club  - Governor/Lifetime Secretary
     o    Congressional Select Committee on Crime.
     o    FBI - Marine Corps Law Enforcement Foundation
     o    Daytop Village - Board of Directors

BOARD OF DIRECTORS

         Each director is elected at the Company's annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. At present, the Company's bylaws require no fewer than one director. Currently, there are six directors of the Company. The bylaws permit the Board of Directors to increase the size of the board and to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. There are no family relations among any officers or directors of the Company. The officers of the Company, other than Richard J.L. Herson, devote full time to the business of the Company. The Company has established separate Audit and Compensation Committees. The Audit Committee, consisting of Mr. Herson and Dr. Cherny, makes recommendations to the Board of Directors regarding the selection of independent auditors, reviews the results and scope of the audit and of the services provided by the Company's independent auditors, and reviews and evaluates the Company's internal control functions. The Compensation Committee, consisting of Ms. Landgren and Mr. Herson, makes recommendations to the Board of Directors concerning compensation for executive officers and consultants of the Company. While the Underwriter has the right to designate a member to the Board of Directors during the next two years, it has advised the Company that it has no current intent to exercise this right.

Section 16(a) Beneficial Ownership Reporting Compliance

         During the fiscal year ended March 31, 1997, all of the Directors filed their Form 3 late and each executive officer did not timely file one Form 4 to report a grant of stock options. The Company is instituting procedures to prevent future untimely filings.



ITEM 10. EXECUTIVE COMPENSATION.

EMPLOYMENT AGREEMENTS

         As of December 7, 1995, the Company entered into formal five year written employment contracts with the Company's Chairman/Chief Operating Officer and its President/Chief Executive Officer for an annual base salary of $104,000 each during each of the five years thereof, plus annual cost of living adjustments. These agreements also (i) contain restrictions on competing with the Company for two years following termination of employment, (ii) provide for severance payments in the event of termination without cause by the Company in an amount equal to the aggregate amount of payments due under the term of the Agreement (without regard to extensions), but in no event less than one year's compensation, (iii) provide that the Company will purchase a life insurance policy naming as beneficiary a person chosen by each officer in an amount equal to 2.5 times such officer's salary and (iv) provide a car or a car allowance. The Company has also entered into an oral agreement with Mr. Herson to pay him an annual compensation of $25,000 to begin following the close of the IPO.

         The estimated value of benefits to each officer not available to other employees was less than $10,000.


EXECUTIVE COMPENSATION

         The following table summarizes the total compensation of the Chief Executive Officers of the Company for the fiscal year ending March 31, 1997 and since inception (the "Named Executive Officer"). There were no other executive officers of the company who received compensation in excess of $100,000 for the fiscal year ending March 31, 1997.

SUMMARY COMPENSATION TABLE

Name/                            Annual Compensation      Long Term Compensation
Principal Position             Year    Salary    Other           Options (#)
------------------             ----    ------    -----           -----------

Michael C. Cascio/             1997    $4,615     N/A                N/A
 President and Chief           1996    $8,462     N/A                N/A
 Executive Officer (i)

Charles D. Cascio/             1997    $87,000    N/A                100,000
 President and Chief
 Executive Officer (ii)

Theodora Landgren/             1996    $20,000    N/A
 Chief Operating Officer (iii) 1997    $104,000   N/A                100,000
-----------------------
(i)   From inception (July 7, 1995) through May 9, 1996.
(ii)  From May 10, 1996.
(iii) Covers the period January 17, 1996 through March 31, 1997 and does not include the period when an officer of Bureau of Translation Servies, Inc.

STOCK OPTION PLAN

         The Board of Directors and stockholders of the Company have adopted a Stock Option Plan (the "Option Plan") as an incentive for, and to encourage share ownership by, the Company's officers, directors and other key employees and/or consultants and potential management of possible future acquired companies. The Option Plan provides that options to purchase a maximum of
2,500,000 shares of Common Stock (subject to adjustment in certain circumstances) may be granted under the Option Plan, 2,200,000 of which shares may not be issued for 18 months from December 2, 1996, without the consent of the Underwriter. The Option Plan also allows for the granting of stock appreciation rights ("SARs") in tandem with, or independently of, stock options. Any SARs granted will not be counted against the 2,500,000 share limit.

         The purpose of the Option Plan is to make options (both "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified options) and "stock appreciation rights" (with non-qualified options only) available to certain officers, directors and other key employees and/or consultants of the Company in order to give such individuals a greater personal interest in the success of the Company and, in the case of employees, an added incentive to continue and advance in their employment.

         The Plans are currently administered by the majority vote of a Committee (the "Committee") appointed by the Board of Directors and comprised of at least two members of the Board who, in the case of the Option Plan, are not eligible to receive options, other than pursuant to a formula, it being intended that such plan shall qualify under Rule 16b-3 as promulgated pursuant to the Securities Exchange Act of 1934, as amended. The Committee will designate those persons to receive grants under the Plans and determine the number of shares and/or options, as the case may be, to be granted and the price payable for the shares of Common Stock thereunder. The price payable for the shares of Common Stock under each option will be fixed by the Committee at the time of the grant, but, for incentive stock options, must be not less than 100% (110% if the person granted such option owns more than 10% of the outstanding shares of Common Stock) of the fair market value of Common Stock at the time the option is granted, and 85% of such price for non-qualified stock options. The above notwithstanding, the Company intends shortly to amend the Option Plan so it will conform to the recent revisions of Rule 16b-3.


         The Company issued 100,000 options to each of its Chairman and President. Pursuant to the agreement with the Underwriter, the Company will not issue more than an additional 100,000 stock options, for a total of 300,000 stock options, during the 18 months following the date of the IPO, without the consent of the Underwriter. The following table sets forth information with respect to each Executive Officer and Director and other employees relative to the granting of options during the year ended March 31, 1997, and unexercised options held as of the end of the fiscal year (no option was exercised during the year):



                         Number of       % of        Exercisable Within 18    % of      Estimated Value of Sale of Such
                        Securities      Grants             Mos.              Market on            Options ***
                        Underlying                   (April 30, 1998)         Date of        5 Years        10 Years
                         Options                                              Grant
Theodora Landgren        100,000           15.1         100,000                110          $166,800       $ 381,600

Charles D.Cascio         100,000           15.1         100,000                110           166,800         381,600

Richard J.L.Herson        65,000            9.9          13,000 *              100           108,400         248,000

Luis Garcia-Barrio        25,000            3.8           5,000 *              100            41,700          95,400

John J. Wetter            25,000            3.8           5,000 *              100            41,700          95,400

Gary M. Schlosser         10,000            1.5          10,000                100            16,700          38,200

Other Employees          335,000           50.8          67,000 *              100           558,800       1,278,400

TOTAL                    660,000          100.0         300,000 **


*        Exercisable 20% per year.
**       Per Agreement with Underwriter.
*** Based on assumed increase in value of 5% per annum of the underlying Common Stock securities.

         Subsequent to March 31, 1997 all of the options which were exercisable within the 18 month period were registered on Form S-8.

COMPENSATION OF DIRECTORS

         Directors of the Company are not compensated for their services, in that capacity. See "Executive Compensation - Employment Agreements" for descriptions of other agreements between the Company and certain of its directors.



 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock, as of June 15, 1997, (a) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (b) each director and executive officer of the Company who owns shares and (c) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares.



                                                    COMMON STOCK
                                                        OWNED         PERCENTAGE
NAME AND ADDRESS                                    BENEFICIALLY       OF CLASS
----------------                                    ------------       --------

Theodora Landgren                                       285,000           14.6
(1)(2)(3)
Charles D. Cascio                                       200,000           10.3
(1)(2)(4)
Richard J.L. Herson                                      57,500            3.0
(1)
James W. Grau                                            20,000            1.0
(1)(5)
All Executive Officers and
  Directors as a Group                                  562,500           28.9

(1)      Uses the Company's address at 332C Haddon Avenue,  Westmont, New Jersey
         08108.

(2)      Does  not  include   100,000   Warrants   subject  to  restrictions  on
         transferability for 18 months from December 2, 1996.

(3) Does not include an additional 112,500 shares of Common Stock held in a Voting Trust under which she has sole voting control until December 2, 1998. With such shares she controls 20.46% of the shares.

(4) Does not include an aggregate of 144,000 shares owned by adult, independent children of Mr. Cascio. Mr. Cascio disclaims beneficial interest in such shares.

(5)      Represents 20,000 currently exerciseable warrants.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has entered into written employment agreements with Theodora Landgren and Charles D. Cascio, and an oral agreement with Richard J.L. Herson, all of whom are executive officers and directors. The Company has recently concluded an exclusive license agreement with Dr. Julius Cherny, a director, for the worldwide rights to an automated machine translation system for which Dr. Cherny has filed a patent application. See "Business-Research and Development."

         As part of the Company's January 1996 transaction with BTS, as a shareholder of BTS, Ms. Landgren received a pro rata amount of stock in the Company, amounting to 677,500 shares of Common Stock, which has since been reduced to 385,000 shares by accounting for her give-back to the Company of 292,500 shares and which was further reduced to 285,000 shares by the sale by the Underwriters of 100,000 shares on her behalf as part of the IPO. As a prerequisite for the Underwriter entering into this transaction with the Company, it required that not more than 1,226,000 (post-Reverse Split) shares of Common Stock be outstanding. In order to meet this limit an aggregate of 665,000 shares of Common Stock were returned to the Company by various stockholders including Ms. Landgren (292,500 shares), Mr. Cascio and his family members (300,000 shares) and Mr. Herson (7,500 shares). In an attempt to compensate such people for their loss, on May 24, 1996, the Company granted 100,000 warrants, to each of Ms. Theodora Landgren and Mr. Charles Cascio. These warrants are identical in all respects to the 1,840,000 Warrants that were sold by the Company.


         Other assets include approximately $52,000 due from Theodora Landgren, the Company's chairman and chief operating officer; interest charged for the year on such advances is at the rate of 8% per annum.



         In February 1997, the Company entered into a Consulting Agreement with Mr. Grau for which he received 20,000 warrants. The Company also entered into a Consulting Agreement with Charisma Communications Ltd., a corporation controlled by Mr. Grau, for which it receives a fee of $60,000.


                                    PART IV


Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

The following exhibits were filed as part of SB-2 Registration Statement dated July 25, 1996 (Registration No. 333-8857):

     3.1       Restated Certificate of Incorporation
     3.2       By-Laws
     4.6 Form of Subscription Agreement between the Company and investors pursuant to December 7, 1995 Private Placement Memorandum.
    10.1 Lease Agreement between BTS and J.C.G. Partnership dated January 18, 1995.
    10.5       The Translation Group, Ltd. 1995 Stock Option Plan.

The following exhibits were filed as part of Amendment No. 1 to the SB-2 Registration Statement dated September 19, 1996:

    10.2 Employment Agreement between the Company and Theodora Landgren dated as of December 7, 1995, as amended.

--------------------

    (1) Includes $7,000 as a car allowance and the balance as an IRA contributions and insurance premiums.

    10.3 Employment Agreement between the Company and Charles Cascio dated as of December 7, 1995, as amended.

    10.4 Agreement between the Bureau of Translation Services, Inc. and debis Systemhaus KSP-Kommerzielle Systeme und Projekte GmbH dated May 24, 1995

    10.5 Voting Trust Agreement between Ms. Theodora Landgren and various stockholders dated as of September 11, 1995.

The following exhibits were filed as part of Amendment No, 2 to the SB-2 Registration Statement dated October 17, 1996:

     4.1       Specimen Common Stock Certificate
     4.2       Specimen Warrant Certificate

The following exhibits were filed as part of Amendment No. 3 to the SB-2 Registration Statement dated November 14, 1996

   1.1.2       Revised Underwriting Agreement
   4.3.1       Revised Form of Warrant Agreement
   4.4.1       Form of Revised Repressentative's Warrant Agreement
   4.5.1       Form of Revised Repressentative's Warrant
    10.6       Consulting Agreement between the Repressentative and the Company

The following exhibit is filed herewith:

    10.7 License Agreement Between the Company and Gedanken Corporation dated as of November 1, 1997.

         (b)   Reports on Form 8-K:

During the last quarter of its fiscal year ending March 31, 1997, the Company filed one Current Report on Form 8-K dated as of March 31, 1997, to report entering into a letter of intent to acquire the Word House companies.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE TRANSLATION GROUP, LTD.



                         By: /s/CHARLES D. CASCIO
                            ------------------------
                                Charles D. Cascio
                                President


                         Dated: June 26, 1997



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signiture                   Title                              Date
---------                   -----                              ----

/s/ THEODORA LANDGREN       Chairman and Chief Operating
---------------------       Officer                            -----------------
THEODORA LANDGREN

/s/ CHARLES D. CASCIO       President, Chief Executive
---------------------       Officer and Director               -----------------
CHARLES D. CASCIO

/s/ RICHARD J.L. HERSON     Chief Accounting Officer and
-----------------------     Director(Principal Financial Officer)---------------
RICHARD J.L. HERSON

/s/ JULIUS CHERNY           Director
-----------------------                                        -----------------
JULIUS CHERNY

/s/ GARY M. SCHLOSSER       Director
-----------------------                                        -----------------
GARY M. SCHLOSSER

/s/ JAMES W. GRAU           Director
-----------------------                                        -----------------
JAMES W. GRAU

                           THE TRANSLATION GROUP, LTD.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1997 AND MARCH 31, 1996


                                                                          MARCH 31,       MARCH 31,
                                                                            1997            1996
                                                                            ----            ----
 ASSETS:
 Current assets:
   Cash and cash equivalents                                            $  3,659,307    $    530,340
   Accounts receivable, net of allowance for doubtful
   accounts of $25,000 and $20,000 respectively                              946,107         642,481
   Prepaid expenses and other current assets                                 175,627
   Deferred offering costs                                                                    34,540
                                                                     ---------------  --------------

 Total current assets                                                      4,781,041       1,207,361

 Property and equipment                                                      529,785         362,178
   Less:  accumulated depreciation and amortization                        (171,235)       (189,466)
                                                                     ---------------  --------------
 Net property and equipment                                                  358,550         172,712

 Other assets                                                                126,204          58,759
                                                                     ---------------  --------------

 TOTAL ASSETS                                                          $   5,265,795     $ 1,438,832
                                                                     ===============  ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Accounts payable                                                    $     111,799    $     55,834
   Accrued liabilities                                                       130,514          26,000
   Accrued income taxes                                                                      115,000
   Deferred income taxes                                                     278,792         233,394
                                                                     ---------------  --------------

 Total current liabilities                                                   521,105         430,228

 Stockholders' equity:
   Common  stock,  $.001 par  value,  15,000,000
    shares  authorized,  1,943,000 outstanding
    and 1,891,000 outstanding, respectively                                    1,943           1,891
   Preferred stock, $.001 par value, 1,000,000
     authorized, none outstanding
   Additional paid-in capital                                              4,046,772         464,759
   Retained earnings                                                         695,975         541,954
                                                                     ---------------  --------------

 Total stockholders' equity                                                4,744,690       1,008,604
                                                                     ---------------  --------------

 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                  $   5,265,795    $  1,438,832
                                                                     ===============  ==============

 See accompanying notes to consolidated financial statements.

                           THE TRANSLATION GROUP, LTD.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                             MARCH 31,        MARCH 31,
                                                               1997             1996
                                                               ----             ----

 Revenue                                                $    3,193,068    $   2,586,306
 Cost of services provided                                   2,126,262        1,442,940
 Depreciation and amortization
                                                                75,202           74,751
                                                        --------------    --------------

 Gross profit                                                  991,604        1,068,615



 Selling, general and
 administration expense                                        811,626          485,137
                                                        --------------    --------------


 Operating income                                              179,978          583,478


 Non-operating income (expense)
 Interest income (expense)                                      76,343           (3,007)
                                                        --------------    --------------

 Income before income taxes                                    256,321          580,471


 Provision for income taxes                                    102,300          232,600
                                                        --------------    --------------


 Net income                                           $        154,021    $     347,871
                                                     =================  ================



 Net income per common share
 outstanding                                          $           0.11    $        0.34
                                                     =================  ================

 Weighted average shares
 outstanding                                                 1,465,000        1,033,200
                                                     =================  ================

 See accompanying notes to consolidated financial statements.

                           THE TRANSLATION GROUP, LTD.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                                                                               MARCH 31,         MARCH 31,
                                                                                 1997              1996
                                                                                 ----              ----
 CASH  FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                                $    154,021    $     347,871
   Depreciation and amortization                                                   75,202           74,751


 CHANGE IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                                           (303,626)        (316,816)
   Prepaid expenses and other current assets                                     (175,627)          31,625
   Other assets                                                                   (67,445)         (42,258)
   Accounts payable                                                                55,965           33,826
   Accrued liabilities                                                            104,514            2,130
   Accrued income taxes                                                          (115,000)         107,118
   Deferred income taxes                                                           45,398          117,600
                                                                          ---------------  ---------------

 Net cash flows provided by operating activities                                 (226,598)         355,847

 CASH FLOWS (USED FOR) INVESTING ACTIVITIIES:
   Purchase of property and equipment                                            (261,040)        (196,749)

 CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Issuance of common stock                                                     3,582,065          446,600
   Deferred offering costs                                                         34,540          (34,540)
   Net payments under line of credit                                                               (40,000)
   Payments on long-term debt                                                                       (3,056)
                                                                          ---------------  ---------------

 Net cash flows provided by (used in) financing activities                      3,616,605          369,004
                                                                          ---------------  ---------------

 Net increase in cash and cash equivalents                                      3,128,967          528,102

 Cash and cash equivalents, beginning of year                                     530,340            2,238
                                                                          ---------------  ---------------

 Cash and cash equivalents, end of year                                     $   3,659,307    $     530,340
                                                                          =============== ================


 SUPPLEMENTAL INFORMATION:
   Cash paid during the year for:

      Interest                                                              $         258    $       3,227
                                                                          =============== ================
      Income Taxes                                                          $     233,100    $       8,933
                                                                          =============== ================

 See accompanying notes to consolidated financial statements.

                          THE TRANSLATION GROUP, LTD.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                                                                                                                    Total
                                                       Common        Common         Paid-in        Retained     Stockholders'
                                                       Shares         Stock         Capital        Earnings         Equity
                                                       ------         -----         -------        --------         ------

 BALANCE AT MARCH 31, 1995                                    50      $     50       $        -    $  194,083    $     194,133


 YEAR ENDED MARCH 31, 1996:

   Formation of TTGL                                     885,000
                                                                            885             885            -             1,770

   Conversion of note                                     10,000                         19,990
                                                                             10                            -            20,000

   Recapitalization                                      755,000
                                                                            755           (705)            -                50

   BTS shares acquired                                       (50)           (50)              -            -               (50)

   Private Placement                                     241,000            241         444,589            -           444,830

   Net income - March 31, 1996
                                                              -              -               -         347,871         347,871
                                                       ---------         ------         -------        -------      ----------
 BALANCE AT MARCH 31, 1996                             1,891,000          1,891         464,759        541,954       1,008,604


 YEAR ENDED MARCH 31, 1997:

   Give back of shares in connection with the IPO       (665,000)          (665)                                          (665)

   Shares issued in connection with IPO                  705,000            705       3,534,025                      3,534,730


   Shares issued in satisfaction of debt                  12,000             12          47,988                         48,000

   Net income - March 31, 1997                                 -              -               -       154,021          154,021
                                                       ---------         ------         -------       -------       ----------

 BALANCE AT MARCH 31, 1997                             1,943,000     $    1,943     $ 4,046,772     $ 695,975    $   4,744,690
                                                       =========     ==========     ===========     =========    =============

 See accompanying notes to consolidated financial statements.

                           The Translation Group, LTD.
                   Notes to Consolidated Financial Statements


NOTE 1-THE COMPANY

The Translation Group, LTD. (TTGL or the Company) was incorporated in the State of Delaware on July 7, 1995, and acquired 100% of the issued and outstanding shares of the Bureau of Translations Services, Inc. (BTS) on January 17, 1996; BTS was incorporated in 1984 in the State of Pennsylvania. The Company translates and localizes documents and software into various languages. It provides services to a range of industries with a concentration on information technology companies.

On January 17, 1996, pursuant to the terms of an Agreement and Plan of Reorganization, TTGL completed a business combination merger with BTS. The transaction was effected by the exchange of 755,000 of TTGL common shares for all the issued and outstanding common shares of BTS. Concurrent with the merger, TTGL issued 241,000 shares pursuant to a private placement offer at a price of $2.50 a share and costs of issuance of $157,670. Subsequently, of the original shares issued, 292,500 shares were returned by BTS shareholders and 362,500 shares by TTGL shareholders in connection with the initial public offering
(IPO).

In November 1996, the Company underwent a two-for-one reverse stock split. This was recorded retroactively in the Company's March 31, 1996 Consolidated Financial Statements. The statements presented for the comparative period are reclassified to agree with the classifications of the current statements.

As of December 2, 1996, the Company completed its IPO. The Company sold for its own account 705,000 shares of its Common Stock at $6.00 per share and 1,840,000 warrants at a price of $.20 per share. The net proceeds after expenses amounted to approximately $3,535,000. The Company also issued 12,000 common shares in payment of indebtedness of $48,000.

On March 31, 1997, TTGL agreed to acquire all the capital stock of the companies that comprise the Word House Group(Word House) in exchange for 375,000 of its common shares; the closing is scheduled for June 30,1997. The acquisition will be accounted for on a pooling of interests basis. See Note 11 below and Pro Forma (Unaudited) Consolidated Financial Information.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the year ended March 31,1997, include the accounts of TTGL and BTS. The acquisition of BTS by TTGL was accounted for as a recapitalization of BTS as of January 17, 1996. Accordingly, the consolidated financial statements for the year ended March 31, 1996 reflect the results of activities of both companies. Operations have been conducted by the Subsidiary, BTS. The Parent's activities have been related to the private placement financing and to the IPO, potential and actual acquisitions and joint ventures, and overall coordination and direction of research and development and market strategies with operations.


Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

REVENUE RECOGNITION

Revenues are recognized on the accrual method of accounting upon billing to customers. Customers are billed upon completion of project milestones which are defined at the beginning of the projects.

MARKETING AND ADVERTISING

The Company adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 93-7, Reporting on Advertising Cost. In accordance with SOP 93-7, marketing and advertising costs are expensed as incurred. Such expenses approximated $61,000 and $53,000 for the years ended March 31, 1997 and 1996, respectively.

FOREIGN CURRENCY TRANSACTIONS

Gains and losses from exchange rate fluctuations are not material.

CASH AND CASH EQUIVALENTS

Cash includes demand deposits, certificates of deposit, and investments in United States government securities with a due date of less than two years, carried at cost, net of amortization of premium. Market and credit risk are not significant because of the nature of these securities.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost net of depreciation and amortization. Depreciation and amortization are computed using accelerated and straight-line methods over the estimated useful lives of the assets. See also Notes 4 and 5 below relative to licensing agreements and their accounting.

INCOME TAXES

Deferred income tax assets and liabilities are determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), and result from revenues and expenses being recognized for financial reporting purposes in time periods different from those for income tax purposes. Under SFAS No. 109, deferred income tax liabilities are classified as current or noncurrent, based upon the financial reporting classification of assets and liabilities to which they relate.


RESEARCH AND DEVELOPMENT

See Notes 4 and 5 below relative to certain license agreements and their accounting. Other research and development costs are charged to operations as incurred.


EARNINGS PER COMMON SHARE

In calculating average earnings per common share, the weighted average shares outstanding reflect the reverse split and modifications (in connection with the IPO) to shares originally issued:



                                                   Year Ended                       Year Ended
                                                 March 31, 1997                   March 31, 1996
                                             Shares         Weighted          Shares          Weighted
                                             ------         --------          ------          --------

TTGL shares original issue and note         522,500          522,500         522,500          522,500*
conversion (t)
TTGL shares issued to BTS shareholders      462,500          462,500         462,500          462,500**
(t)
TTGL shares issued in connection with       241,000          241,000         241,000           48,200**
private placement
TTGL shares issued in connection with       717,000          239,000           -0-              -0-
IPO and debt settlement                   ---------        ---------       ---------        ---------
Total:                                    1,943,000        1,465,000       1,226,000        1,033,200
                                          =========        =========       =========        =========


t    Net of give-back of 372,500 and 292,500 shares by TTGL and BTS shareholders.
* The original shares issued by TTGL are assumed to be outstanding for the entire year.
**   From January 17, 1996, the date of merger and private placement.

For the computation of earnings per share for the year ended March 31, 1997, the inclusion of Common Stock equivalents of outstanding warrants and options is antidilutive.

NOTE 3-SIGNIFICANT CUSTOMERS

For the year ended March 31, 1997, two customers represent 31% of revenues in comparison to 37% for the prior year. For each of the years ended, March 31, 1997 and 1996, approximately 29% of the Company's revenues were to foreign markets.

The Company has some concentration of credit risk with regard to its accounts receivable. Three clients represented approximately 40% of the total accounts receivable as of March 31, 1997 and two clients represented approximately 41.5% as of March 31, 1996.

NOTE 4-LICENSING AGREEMENTS

In mid 1995, the Company entered into a five-year agreement with debis Systemhaus KSP- Kommerzielle Systeme und Projekte GmbH ("debis"), a wholly owned subsidiary of Daimler Benz. The Company acquired license rights to a software product known as KEYTERM, a concept-oriented, fully relational proprietary database running under UNIX and Windows for developing and maintaining glossaries. The Company has the exclusive right to use and to market KEYTERM throughout North America, and elsewhere nonexclusively. The Company is obligated to pay royalties on all revenues generated that use in whole or in part the patent rights and know-how.


In February 1997, the Company obtained an exclusive worldwide license and rights for the life of the patent to use and sell know-how, apparatus, and methods pertaining to a patent owned by the Gedanken Corporation (Gedanken). By assignment from Dr. Julius Cherny, Gedanken is the owner of a United States Patent Application that describes apparatus and methods for translating words, phrases, and sentences from a source language to other target languages using advanced telecommunications and computer technologies. The Company has contracted to pay Gedanken for the development of a machine translation system:
(1) $250,000 over a twelve-month period, beginning February 15, 1997, for a Specific Topic Builder; and (2) $500,000, beginning September 15, 1997, over an eighteen-month period, for the development of a General Topic Dictionary. The Company also acquired the rights to the development of a Real Time Voice Translation System based on providing the necessary funding estimated at $4,000,000. The Company is obligated to pay royalties on all revenues generated that use in whole or in part the patent rights and know-how. The Company has the right to stop funding at specified times or accomplishment periods. As of March 31, 1997, the Company has paid $43,191.

See Note 5 below for the accounting of such payments.

NOTE 5-PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                           March 31, 1997       March 31, 1996
                                           --------------       --------------

Equipment                                    $245,020              $221,212

Software                                      117,723                40,090

Equipment & Software                          143,128                74,702
(under Licenses)

Furniture & Fixtures                           16,459                24,133

Leasehold Improvements                          7,455                 2,041
                                             --------              --------

Total                                         529,785               362,178

Less: accumulated depreciation &
amortization                                  171,235               189,466
                                              -------               -------

Net property & equipment                     $358,550              $172,712
                                             ========              ========


For the years ended March 31, 1997 and 1996, depreciation and amortization expense was $75,201 and $74,751 respectively. Original KEYTERM software costs approximated $75,000. Additional KEYTERM software costs for the current year approximate $26,000. Amortization included in depreciation expense approximates $21,700 and $12,000 for the years ended March 31, 1997 and 1996, respectively. The $43,191 costs of Gedanken's development of the machines for translations as described in Note 4 above is also included in Equipment and Software (under Licenses); there is no amortization.


NOTE 6 -RELATED PARTY TRANSACTIONS

Other assets include approximately $52,000 due from Theodora Landgren, the Company's chairman and chief operating officer; interest charged for the year on such advances is at the rate of 8% per annum.

The Company has retained Michael Cascio, Esq., former officer and son of the Company's president as outside legal counsel. All transactions with Michael Cascio, Esq., are at arms length.

NOTE 7-INCOME TAXES

The provisions for current and deferred income tax expense for the years ending March 31, 1997 and 1996 consist of the following:


                                           March 31, 1997     March 31, 1996
                                           --------------     --------------

Provision for Taxes
Current:
         Federal                              23,715             $88,000
         State                                10,390              26,556
                                              ------              ------
                                              34,105             114,556

Deferred:
         Federal                              54,685              92,217
         State                                13,510              25,827
                                              ------              ------
                                              68,195             118,944

         Total                               102,300             232,600
                                             =======             =======

Components of Deferred
Tax Assets and Liabilities:

Accounts Receivable                          394,293            $257,136
Accounts Payable and
Accrued Liabilities                         (115,501)            (23,742)
                                            --------             -------
                                            $278,792            $233,394
                                            ========            ========

Reconciliation of Effective
Income Tax Rate:

Federal Income Tax Rate                     34.0%               34.0%
State Taxes, Net of Federal
Income Tax Benefit                           6.0%                6.0%
                                            -----               -----
         Total                              40.0%               40.0%
                                            =====               =====


Included in prepaid expenses is approximately $88,800 of refundable income taxes.



NOTE 8-WARRANTS AND STOCK OPTIONS

Pursuant to the IPO, the Company sold 1,840,000 warrants. There were also 300,000 warrants outstanding to shareholders given in consideration of their give-back of shares to the Company in connection with the IPO . Each warrant entitles the registered shareholder to purchase one share of Common Stock at $6.00 per share for a period of three years beginning December 1996. For a holder to exercise such warrants, there must be a current registration statement on file; the current registration statement becomes outdated on July 31, 1997. Under certain terms and conditions, all warrants may be redeemed by the Company at a price of $.25 per warrant. There are also outstanding warrants granted to underwriters for a period of three years to purchase 60,000 shares of Common Stock at an exercise price of $7.80 per share and to purchase 160,000 warrants at an exercise price of $.26 per warrant to acquire a similar number of shares of Common Stock at $7.80 per share. In connection with the Company's private placement, additional stock warrants were issued to purchase 40,000 shares of the Company's Common Stock at a price of $1.50 per share for a period of five years.

The Company has adopted a Stock Option Plan (the "Plan") that provides a maximum of 2,500,000 shares of Common Stock to be issued under such plan. The price payable for the shares of Common Stock under incentive stock options must be not less than 100% of the fair market value at the time the option is granted (and 110% if the person granted such option owns more than 10% of the outstanding shares of the Common Stock). Additionally, under the Plan, participants may be granted stock appreciation rights (SAR). SAR consist of rights to receive either cash or shares of Common Stock equal to the amount by which the value of such shares of Common Stock on the date the SAR is exercised exceeds the per share option price. Options granted under the plan expire ten years from date of grant.

During the year the Company granted total stock options of 660,000 shares at $6.00 per share of which 300,000 shares are exercisable during the eighteen months ended June 30, 1998, (no options were exercised during the current year):


                                 NUMBER OF     % OF         EXERCISABLE     % OF MARKET   ESTIMATED VALUE OF SALE OF
                                SECURITIES      GRANTS     WITHIN 18 MOS.    ON DATE OF        SUCH OPTIONS ***
                                UNDERLYING                (APRIL 30, 1998)     GRANT         5 YEARS    10 YEARS
                                  OPTIONS
Theodora Landgren                100,000          15.1       100,000           110           $166,800  $ 381,600

Charles D.Cascio                 100,000          15.1       100,000           110            166,800    381,600

Richard J.L.Herson                65,000           9.9        13,000 *         100            108,400    248,000

Luis Garcia-Barrio                25,000           3.8         5,000 *         100             41,700     95,400

John J. Wetter                    25,000           3.8         5,000 *         100             41,700     95,400

Gary M. Schlosser                 10,000           1.5        10,000           100             16,700     38,200

Other Employees                  335,000          50.8        67,000 *         100            558,800  1,278,400

TOTAL                            660,000          100.0      300,000 **

*   Exercisable 20% per year.
**  Per Agreement with Underwriter.
*** Based on assumed increase in value of 5% per annum of the underlying  Common
    Stock  securities.

Subsequent to March 31, 1997 all of the options which were exercisable within the 18 month period were registered on Form S-8.

NOTE 9-COMMITMENTS AND CONTINGENGIES

The  Company  has five year  employment  agreements  with  three  officers  that aggregate $233,000 per year. The Company has outstanding lease agreements for premises that approximate $60,000 per year (plus certain operating expenses)until June 1998. Rent expenses under such leases for the years ending March 31, 1997 and 1996 were $77,000 and $68,000, respectively. In April 1997, the Company closed its German office and in June 1997, opened a London office at a rental of $9,000 per year.

The Company has been given notice that it will be sued by a stockholder who is seeking monetary damages, specific performance, equitable relief and cost in the amount of $3,000,000. The Company and its counsel believe that this suit is completely without merit and will vigorously defend it. At this time a complaint has not been served. The Company is not a party to, or involved in, any other legal proceedings.

NOTE-10-SUBSEQUENT EVENTS

Between April 1, 1997 and June 25, 1997 a total of 13,340 warrants were exercised at $6.00 a share, 10,000 shares were issued in connection with the original public offering, and 25,000 were issued pursuant to a consulting agreement.

NOTE 11-RECENT AGREEMENT AND ACQUISITION

In February 1997, the Company entered into a marketing/production venture with World Tech. Corp (WTC), a Korean corporation. Subject to Korean government approval, BTS will initially operate as a branch in Seoul to exploit the translation markets from English to Korean and other Asian languages. TTGL will also have an option to acquire WTC, for shares of its Common Stock based on performance criteria of WTC. To date, this venture has had negligible impact on the financial statements.

On March 31, 1997, the Company entered into an agreement to acquire the various corporations that comprise The Word House Group (Word House), for 375,000 shares of its Common Stock. Word House has been in business since 1984 and has offices in The Netherlands, France, Great Britain and China. Word House translates and localizes documents and software, concentrating on European languages. Three principal customer accounted for approximately 77% of sales in calendar 1996. In May 1997, Word House moved its principal location to Amsterdam. Its lease of approximately 5,500 square feet is for a period of five years at approximately $95,000 per year.


Word House's net income (unaudited) for the calendar years 1996 and 1995 were $297,000 and a loss of $117,000 on sales of $3,240,000 and $1,720,000 respectively. For the year 1996, net income reflects the recovery of income tax carry forward in the amount of $120,000. The acquisition will be accounted for on a pooling-of-interests basis; accordingly, the consolidated financial statements will retroactively include the operations of Word House for their fiscal years based on the historical costs of the carrying value of their assets, together with the consolidated financial statements of the Company for their fiscal years ended March 31. Costs in connection with this transaction are estimated at $55,000 and will be expensed in the consolidated statement of income for the year ended March 31, 1998. The (unaudited) pro forma effect of such acquisition on sales and net income is as follows:


SALES                            YEAR ENDED 3/31/97         YEAR ENDED 3/31/96
Company                            $3,200,000                    $2,586,300
Word House                          3,240,000                     1,720,000
                                   ----------                    ----------

TOTAL                              $6,440,000                    $4,306,300
                                   ==========                    ==========

Net Income
Company                               154,000                       348,000
Word House                            297,000                      (117,000)
                                   ----------                    -----------

TOTAL                              $  451,000                    $  231,000
                                   ==========                    ==========

NET INCOME PER SHARE

Company                                $ .08                         $ .17
                                         ---                           ---
Word House                               .75                          (.30)
                                         ---                           ---

WEIGHTED AVERAGE                       $ .19                         $ .12
                                       =====                         =====



The Company's pro forma net income per share (above) for each of the years is based upon 1,943,000 shares currently issued and outstanding and 375,000 shares to be issued for Word House. Net income of Word House for the year 1996 includes the recovery of income taxes from the carry forward of prior losses of approximately $120,000, or $.05 per share.


The following is a pro forma (unaudited) consolidated condensed balance sheet of the Company giving effect to the acquisition of Word House at March 31, 1997:


                                                                 Consolidated
                                                                        (000)
Assets
  Current assets
    Cash & equivalents                                                 $3,892
    Accounts receivable, net                                            1,306
    Prepaid exp & other current                                           280
                                                                       ------
     Total current                                                      5,478

  Property & equipment, net of                                            796
     depreciation
  Other assets                                                            129
                                                                       ------
     Total Assets                                                      $6,403
                                                                       ------

Liabilities & Stockholders' Equity
  Current liabilities
    Accounts payable                                                   $  359
    Accrued expenses                                                      231
    Deferred income tax                                                   279
    Bank overdraft (secured)*                                             529
                                                                       ------
     Total current                                                      1,398
                                                                       ------

  Mortgage payable                                                         92
                                                                       ------
     Total liabilities                                                  1,490

  Stockholders' equity                                                  4,913
                                                                        -----
     Total Liabilities &                                               $6,403
                                                                       ======
     Stockholders' Equity

*Secured by cash and accounts receivable of Word House in the amount of $493,000.



                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
The Translation Group, LTD

We have audited the accompanying balance sheets of The Translation Group, LTD. and its consolidated subsidiary at March 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for both of the years in the two year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of The Translation Group, LTD. And its subsidiary at March 31, 1997 and 1996, and the results of their operations, stockholders' equity and their cash flows for each of the years in the two year period ended March 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial data reflect the result of a business combination merger, accounted for as a recapitalization and a 1 for 2 reverse split of the outstanding common shares.



/s/VOTTA & COMPANY
Votta & Company
(A Professional Corporation)

Haddonfield, New Jersey
June 26, 1997