Form 10QSB
period 1997-06-30
TRANSLATION GROUP LTD
filed 1997-08-13
CIK 1019356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period of Three Months Ended June 30,1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission file number 000-21725

                           THE TRANSLATION GROUP LTD.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

Delaware State                                          23-3382869
--------------                                          ----------
                                            (I.R.S. Employer Identification No.)

44 Tanner Street
Haddonfield, NJ                                         08033
----------------                                        -----
(Address of principal executive offices)              (Zip Code)


Indicated by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X   NO
                                               ---    ---

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceeding During the Preceding Five Years


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. YES      NO
                           ---     ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, .001 Par Value-Issued 2,366,340 shares as of June 30, 1997.





                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed  consolidated  balance  sheets - June 30,  1997 and March 31,
         1997

         Condensed consolidated statements of income - Three months ended June 30, 1997 and 1996

         Condensed consolidated statements of cash flows - Three months ended June 30, 1997 and 1996

         Notes to condensed consolidated financial statements - June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceeding

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports of Form 8-K



Signatures





                           The Translation Group, LTD.
                                and Subsidiaries
                           Consolidated Balance Sheets
            June 30, 1997 (unaudited) and March 31, 1997 (unaudited)


                                                                      June 30,      March 31,
                                                                        1997          1997
                                                                      --------      ---------
 ASSETS:
 Current assets:
   Cash and cash equivalents                                     $   3,766,066   $   3,883,608
   Accounts receivable, net of allowance for
    doubtful accounts of $25,000                                     1,301,591       1,197,105
   Inventory and other current assets                                  548,387         521,171
                                                                   -----------     -----------

 Total current assets                                                5,616,044       5,601,884

 Property and equipment                                              1,200,613       1,073,070
   Less:  accumulated depreciation and amortization                   (367,547)       (331,563)
                                                                   -----------     -----------
 Net property and equipment                                            833,066         741,507

 Other assets                                                          284,265         128,475
                                                                   -----------     -----------

 TOTAL ASSETS                                                    $   6,733,375   $   6,471,866
                                                                   ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Accounts payable                                              $     255,672   $     196,847
   Notes payable                                                       382,600         510,073
   Accrued liabilities                                                 429,350         458,837
   Accrued income taxes                                                 49,340               -
   Deferred income taxes                                               278,792         278,792
                                                                   -----------     -----------

 Total current liabilities                                           1,395,754       1,444,549

 Stockholders' equity:
   Common stock, $.001 par value, 15,000,000
    shares authorized, 2,366,340 and 2,318,000
    outstanding, respectively                                            2,366           2,318
   Preferred stock, $.001 par value, 1,000,000
    authorized, none outstanding
   Additional paid-in capital                                        4,844,751       4,614,852
   Retained earnings                                                   490,504         410,147
                                                                   -----------     -----------

 Total stockholders' equity                                          5,337,621       5,027,317
                                                                   -----------     -----------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                            $   6,733,375   $   6,471,866
                                                                   ===========     ===========





                           The Translation Group, LTD.
                                and Subsidiaries
                        Consolidated Statements of Income
          For the three months ended June 30, 1997 and 1996 (unaudited)

                                                                     3 months        3 months
                                                                     June 30,        June 30,
                                                                       1997            1996
                                                                    ---------       ---------
 Revenue                                                        $   1,491,673   $   1,789,619
 Cost of services                                                     877,326       1,012,502
 Depreciation and amortization                                         35,983          38,524
                                                                   ----------      ----------

 Gross profit                                                         578,364         738,593

 Selling, general and administrative expenses                         493,954         462,002
                                                                   ----------      ----------

 Operating income                                                      84,410         276,591

 Non-operating income (expense)
 Interest income                                                       50,120           3,782
 Interest expense                                                      (4,833)              -
                                                                   ----------      ----------
                                                                       45,287           3,782
                                                                   ----------      ----------

 Income before income taxes                                           129,697         280,373

 Provision for income taxes                                            49,340         101,536
                                                                   ----------      ----------

 Net income                                                     $      80,357   $     178,837
                                                                   ==========      ==========



 Net income per common share outstanding                        $        0.04   $        0.12
                                                                   ==========      ==========

 Weighted average shares outstanding                                2,037,000       1,468,500
                                                                   ==========      ==========










                           The Translation Group, LTD.
                                and Subsidiaries
                      Consolidated Statements of Cash Flow
          For the three months ended June 30, 1997 And 1996 (unaudited)

                                                                              3 months         3 months
                                                                               June 30,         June 30,
                                                                                 1997             1996
                                                                              ---------        ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                            $       80,357    $     178,837
  Depreciation and amortization                                                 35,983           38,524

CHANGE IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                                         (104,486)        (441,234)
  Inventory and other current assets                                           (27,216)          (4,850)
  Other assets                                                                  (5,282)          23,108
  Accounts payable                                                              58,825          269,385
  Notes payable                                                               (127,473)
  Accrued liabilities                                                          (29,487)          51,940
  Accrued income taxes                                                          49,340          (28,275)
  Deferred income taxes                                                              -           19,025
                                                                             ----------        ---------

Net cash flows provided by (used for) operating activities                     (69,439)         106,460


CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (127,543)         (78,855)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Issuance of common stock                                                      79,440                -
  Deferred offering costs                                                            -          (81,417)
                                                                             ----------        ---------

Net cash flows provided by (used for) financing activities                      79,440          (81,417)
                                                                             ----------        ---------

Net decrease in cash and cash equivalents                                     (117,542)         (53,812)

Cash and cash equivalents, beginning of period                               3,883,608          668,314
                                                                             ----------        ---------

Cash and cash equivalents, end of period                                 $   3,766,066    $     614,502
                                                                             ==========        =========






NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 1997 (UNAUDITED)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The consolidated balance sheet as at March 31, 1997 is restated (unaudited) to reflect the acquisition of the Word House Companies on a pooling of interests basis. Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended March 31, 1997, Form 10-K.

Note B - Earning Per Share

As at June 30, 1997, there were 2,366,340 shares of common stock outstanding. For the comparable period in 1996, there was the equivalent of 1,601,000 shares outstanding. For the purpose of computing earnings per share, average shares outstanding during the three months ended June 30, 1997 was 2,037,000 in comparison to the prior year of 1,468,500. In addition, there are outstanding common stock options of 660,000 shares at a price of $6.00 per share exercisable at the rate of 20% a year from their date of grant, December 1, 1996 and 2,295,172 warrants to purchase common stock of the Company at an average price of approximately $6.00 per share. The computation of earnings per share reflecting the exercise of these options and warrants are antidilutive.









MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - (stated in thousands)

For the three months ended June 30, 1997, consolidated net sales decreased $298 in comparison to the corresponding period in 1996, from $1,790 to $1,492, or 17%. Net income declined by 55% in comparison to the prior period, from $179 to $80. Net income per share declined to $.04 from $.12 per share (on a lesser number of shares for the 1996 period). Gross profit decreased from $739 to $578,or 22%,(from 41% of sales to 39% of sales). Selling, general and administrative expenses increased in the amount of $32, from $462 to $494, or 7%, also increasing from 26% to 33% of sales respectively. Interest income net of interest expense amounted to $45 for the current quarter in comparison to interest of $4 for the prior quarter.


Discussion

The net income for the three month period ended June 30, 1997 in comparison to the same quarter of the prior year was negatively impacted by the following factors: (i) There was a decline in the amounts billed to two of the Company's principal customers during this quarter; orders in the pipeline may partially offset this timing of deliveries. (ii) As a publicly traded entity, the Company incurred legal, consulting and other fees to which it previously had not been subject. (iii) The Word House Group located in the Netherlands moved their offices. (iv) The Company continued to add to its sales and sales support personnel to promote regular business as well as sales under a license agreement.

The statements presented for the comparative periods are reclassified to agree with the classifications of the current statements.


Liquidity and Sources of Capital

During the three months ended June 30, 1997, working capital remained at approximately the same level of $4.2 million. During this period 13,340 warrants were exercised at $6.00 per share, the Company used cash from operations in the amount of $69,439, invested $127,543 in equipment and related software, and incurred other changes in cash as detailed in the accompanying consolidated statement of cash flows.








PART II - OTHER INFORMATION

Item I. Legal Proceeding - none

Item 2. Changes In Securities - none

Item 3. Defaults Upon Senior Securities - n.a.

Item 4. Submission Of Matters To A Vote Of Security Holders - none

Item 5. Other Information - none

Item 6. Exhibits And Reports Of Form 8-K - Form 8-K filed April 17,1997 relative to the proposed acquisition of the Word House Companies





                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated ________________                               ___________________________
                                                     Translation Group Ltd.
                                                     (Registrant)
                                                     (Name and Title)


Dated ________________                               ___________________________
                                                     (Name and Title)