Form 10QSB
period 1997-09-30
TRANSLATION GROUP LTD
filed 1997-11-14
CIK 1019356

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period of Three Months Ended September 30,1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission file number 000-21725

                           The Translation Group LTD.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Delaware State                                       23-3382869
--------------                                       ----------
                                         (I.R.S. Employer Identification No.)

44 Tanner Street
Haddonfield, NJ                                      08033
---------------                                      -----
(Address of principal executive offices)           (Zip Code)


Indicated by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES     NO  X
                                             ----    ----

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceeding During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. YES     NO
                            ---    ----

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, .001 Par Value-Issued 2,368,340 shares as of September 30, 1997.






                                      Index


Part I.  Financial Information


  Item 1.         Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - September 30, 1997 and March 31, 1997

                  Condensed consolidated statements of income - Three months ended September 30, 1997 and 1996; six months ended September 30, 1997 and 1996

                  Condensed consolidated statements of cash flows - Six months ended September 30, 1997 and 1996

                  Notes to condensed consolidated financial statements - September 30, 1997

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

  Item 3.         Defaults upon Senior Securities

  Item 4.         Submission of Matters to a Vote of Security Holders

  Item 5.         Other Information

  Item 6.         Exhibits and Reports of Form 8-K




Signatures


                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 1997 (UNAUDITED) AND MARCH 31, 1997 (UNAUDITED)


                                                                                      SEPTEMBER 30,           MARCH 31,
                                                                                          1997                  1997
                                                                                          ----                  ----
 ASSETS:
 Current assets:
   Cash and cash equivalents                                                           $ 3,608,226           $ 3,883,608
   Accounts receivable, net of allowance for
    doubtful accounts of $25,000                                                         1,252,350             1,197,105
   Inventory and other current assets                                                      622,942               521,171
                                                                                       -----------           -----------

 Total current assets                                                                    5,483,518             5,601,884

 Property and equipment                                                                  1,314,019             1,073,070
   Less:  accumulated depreciation and amortization                                       (414,369)             (331,563)
                                                                                       -----------           -----------
 Net property and equipment                                                                899,650               741,507

 Other assets                                                                              305,934               128,475
                                                                                       -----------           -----------
TOTAL ASSETS                                                                           $ 6,689,102           $ 6,471,866
                                                                                       ===========           ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Accounts payable                                                                      $ 327,658             $ 196,847
   Notes payable                                                                           314,398               510,073
   Accrued liabilities                                                                     427,744               458,837
   Accrued income taxes                                                                     51,530                     -
   Deferred income taxes                                                                   278,792               278,792
                                                                                       -----------           -----------

 Total current liabilities                                                               1,400,122             1,444,549

 Stockholders' equity:
   Common stock, $.001 par value, 15,000,000
    shares authorized, 2,368,340 and 2,318,000
    outstanding, respectively                                                                2,368                 2,318
   Preferred stock, $.001 par value, 1,000,000
    authorized, none outstanding
   Additional paid-in capital                                                            4,757,824             4,614,852
   Retained earnings                                                                       528,788               410,147
                                                                                       -----------           -----------
 Total stockholders' equity                                                              5,288,980             5,027,317
                                                                                       -----------           -----------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                                  $ 6,689,102           $ 6,471,866
                                                                                       ===========           ===========








                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
        AND THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                       3 MONTHS           3 MONTHS            6 MONTHS           6 MONTHS
                                                      SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                          1997              1996                1997              1996
                                                            ----            ----                ----              ----
 Revenue                                              $ 1,413,654        $ 1,916,219         $ 2,905,327       $ 3,705,838
 Cost of services                                         853,440          1,040,997           1,730,766         2,053,499
 Depreciation and amortization                             44,164             42,874              80,147            81,398
                                                      -----------        -----------         -----------       -----------

 Gross profit                                             516,050            832,348           1,094,414         1,570,941

 Selling, general and administrative expenses             555,192            535,834           1,049,146           997,836
                                                      -----------        -----------         -----------       -----------

 Operating income                                         (39,142)           296,514              45,268           573,105

 Non-operating income (expense)
 Interest income                                           48,890              1,324              99,009             1,544
 Interest expense                                          (4,522)            (3,646)             (9,355)              (84)
                                                      -----------        -----------         -----------       -----------
                                                           44,368             (2,322)             89,654             1,460
                                                      -----------        -----------         -----------       -----------

 Income before income taxes                                 5,226            294,192             134,922           574,565

 Provision for income taxes                                 2,720            108,755              52,080           210,296
                                                      -----------        -----------         -----------       -----------

 Net income                                               $ 2,506          $ 185,437            $ 82,842         $ 364,269
                                                      -----------        -----------         -----------       -----------


 Net income per common share outstanding                 $ 0.001              $ 0.12              $ 0.04            $ 0.23
                                                     ===========         ===========         ===========       ===========
 Weighted average shares outstanding                   2,368,340           1,601,000           2,343,170         1,601,000
                                                     ===========         ===========         ===========       ===========







                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                                              6 MONTHS          6 MONTHS
                                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                                                1997              1996
                                                                                ----              ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                  $ 82,842          $ 364,269
  Depreciation and amortization                                                 80,147             81,398

CHANGE IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                                          (55,245)            97,321
  Inventory and other current assets                                          (101,771)                 -
  Other assets                                                                (177,460)             7,246
  Accounts payable                                                             130,811            (11,790)
  Notes payable                                                               (195,675)
  Accrued liabilities                                                          (31,093)          (108,679)
  Accrued income taxes                                                          51,530            110,100
  Deferred income taxes                                                             -             (56,730)
                                                                          ------------        -----------

Net cash flows provided by (used for) operating activities                    (215,914)           483,135


CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (238,289)          (183,442)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Issuance of common stock                                                     143,022                  -
  Payments on long term debt (net)                                                               (100,000)
  Deferred offering costs                                                           -            (109,390)
                                                                          ------------        -----------
Net cash flows provided by (used for) financing activities                     143,022           (209,390)
                                                                          ------------        -----------
Net increase (decrease) in cash and cash equivalents                          (311,181)            90,303

Effect of exchange rates on cash                                                35,799

Cash and cash equivalents, beginning of period                               3,883,608            668,314
                                                                          ------------        -----------
Cash and cash equivalents, end of period                                   $ 3,608,226          $ 758,617
                                                                          ============        ===========







Notes to Condensed Consolidated Financial Statements September 30, 1997 (Unaudited)




Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The consolidated balance sheet as at March 31, 1997 is restated (unaudited) to reflect the acquisition of the Word House Companies on a pooling of interests basis. Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended March 31, 1997, Form 10-K.



Note B - Earning Per Share

 As of September 30, 1997, there were 2,368,340 shares of common stock outstanding. For the comparable period in 1996, there was the equivalent of 1,601,000 shares outstanding. For the purpose of computing earnings per share, average shares outstanding during the three months ended September 30, 1997 was 2,368,340 in comparison to 1,601,000 for the three months ended September 30, 1996. Average shares outstanding during the six months ended September 30, 1997 was 2,343,170 in comparison to 1,601,000 for the six months ended September 30, 1996. In addition, there are outstanding common stock options of 658,000 shares at a price of $6.00 per share exercisable at the rate of 20% a year from their date of grant, December 1, 1996 and 2,295,172 warrants to purchase common stock of the Company at an average price of approximately $6.00 per share. The computation of earnings per share reflecting the exercise of these options and warrants are antidilutive.









Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations - (stated in thousands)

For the three months ended September 30, 1997, consolidated net sales decreased $502 in comparison to the corresponding period in 1996, from $1,916 to $1,414, or 26%. Net income declined in comparison to the prior period, from $185 to $3. Net income per share declined to $.001 from $.12 per share (on a lesser number of shares). Gross profit decreased from $832 to $516,or 38% (from 43% of sales to 36% of sales). Selling, general and administrative expenses increased in the amount of $20, from $536 to $555, or 4%, also increasing from 30% to 39% of sales respectively. Interest income net of interest expense amounted to $44 for the current quarter in comparison to interest expense of $2 for the prior quarter.

Consolidated net sales for the six months ended September 30, 1997 decreased $801 in comparison to the corresponding period in 1996, from $3,706 to $2,905, or 22%. Net income declined to $83 from $364 in comparison to the prior period. Net income per share declined to $.04 from $.25 per share (on a lesser number of shares). Gross profit decreased by $477, from $1,571 to $1,094, or 30% (from 42% of sales to 37% of sales). Selling, general and administrative expenses increased from $998 to $1,049 or 5%, also increasing from 27% to 36% of sales. Interest income net of interest expense was $90 for the current six months in comparison to $1 for the same period in the prior year.



Discussion

The decrease in sales of $500,000 for the current three months and $800,000 for the current six months, as compared to the same periods for the prior year, is due in part to the rescheduling of deliveries to key customers and delays in closing of pending orders. As a result, the Company has its largest backlog of unfilled orders in its history, in excess of $2 million.

The net income for the three month and six month period ended September 30, 1997 in comparison to the same periods of the prior year was negatively impacted by the following factors: (i) Decrease in billings with relatively fixed costs of production facilities and selling and administrative overheads, (ii) As a publicly traded entity, the Company incurred legal, consulting and other fees to which it previously had not been subject, (iii) The initial coordination with the Word House Group and the Company's newly opened London office.

The statements presented for the comparative periods are reclassified to agree with the classifications of the current statements.






Liquidity and Sources of Capital

During the six months ended September 30, 1997, working capital remained at approximately the same level of $4.1 million. During this period 13,340 warrants were exercised at $6.00 per share, and 2,000 options were exercised at $6.00 per share. The Company used cash from operations in the amount of $215,914, invested $238,289 in equipment and related software, and incurred other changes in cash as detailed in the accompanying consolidated statement of cash flows.






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


Dated November 14, 1997                   /s/ Charles D. Cascio, President & CEO
      -----------------                   --------------------------------------
                                          Translation Group Ltd.
                                          (Registrant)
                                          (Name and Title)


Dated November 14, 1997                   /s/ Charles D. Cascio, President & CEO
      ----------------                    --------------------------------------
                                          (Name and Title)