Form 10QSB
period 1997-12-31
TRANSLATION GROUP LTD
filed 1998-02-17
CIK 1019356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD OF THREE MONTHS ENDED DECEMBER 31,1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 000-21725

                           THE TRANSLATION GROUP LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE STATE                            23-3382869
                                          (I.R.S. EMPLOYER IDENTIFICATION NO.)

44 TANNER STREET
HADDONFIELD, NJ                           08033
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)


INDICATED BY CHECK MARK WHETHER THE REGISTRANT (I) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO _

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY THE COURT.                                   YES _ NO _
                      APPLICABLE ONLY TO CORPORATE ISSUERS

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE:

COMMON STOCK, .001 PAR VALUE-ISSUED 2,368,340 SHARES AS OF DECEMBER 31, 1997.

                                    Index


Part I.       Financial Information

  Item 1.     Financial Statements (Unaudited)

              Condensed consolidated balance sheets - December 31, 1997 and March 31, 1997

              Condensed consolidated statements of income - Three months ended December 31, 1997 and 1996; nine months ended
              December 31, 1997 and 1996

              Condensed consolidated statements of cash flows - Nine months ended December 31, 1997 and 1996

              Notes to condensed consolidated financial statements - December 31, 1997

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.      Other Information

  Item 1.     Legal Proceeding

  Item 2.     Changes in Securities

  Item 3.     Defaults upon Senior Securities

  Item 4.     Submission of Matters to a Vote of Security Holders

  Item 5.     Other Information

  Item 6.     Exhibits and Reports of Form 8-K


Signatures

                          THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
          DECEMBER 31, 1997 (UNAUDITED) AND MARCH 31, 1997 (UNAUDITED)


                                                    DECEMBER 31,   MARCH 31,
                                                       1997          1997
                                                       ----          ----
ASSETS:
Current assets:
  Cash and cash equivalents                         $3,598,327    $3,883,608
  Accounts receivable, net of allowance for
   doubtful accounts of $25,000                      1,191,067     1,197,105
  Inventory                                            489,262       129,344
  Other current assets                                 279,751       391,827
                                                    ----------    ----------

Total current assets                                 5,558,407     5,601,884

Property and equipment                               1,429,736     1,073,070
  Less: accumulated depreciation and amortization     (467,567)     (331,563)
                                                    ----------    ----------
Net property and equipment                             962,169       741,507

Other assets                                           432,376       128,475
                                                    ----------    ----------
TOTAL ASSETS                                        $6,952,952    $6,471,866
                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                  $  291,937    $  196,847
  Notes payable                                        303,784       510,073
  Accrued liabilities and deferred income              685,787       458,837
  Accrued income taxes                                  70,690            --
  Deferred income taxes                                278,792       278,792
                                                    ----------    ----------

Total current liabilities                            1,630,990     1,444,549

Stockholders' equity:
  Common stock, $.001 par value 15,000,000
   shares authorized, 2,368,340 and 2,318,000
   outstanding, respectively                             2,368         2,318
  Preferred stock $.001 par value, 1,000,000
   authorized, none outstanding
  Additional paid-in capital                         4,757,824     4,614,852
  Retained earnings                                    561,770       410,147
                                                    ----------    ----------

Total stockholders' equity                           5,321,962     5,027,317
                                                    ----------    ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $6,952,952    $6,471,866
                                                    ==========    ==========

                          THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)
        AND THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)

                                  3 MONTHS         3 MONTHS         9 MONTHS         9 MONTHS
                                DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                    1997             1996             1997             1996
                                ------------     ------------     ------------     ------------
Revenue                         $  1,871,311     $  1,508,646     $  4,787,679     $  5,214,484
Cost of services                   1,129,285          827,024        2,973,902        2,880,523
Depreciation and amortization         40,883           47,324          121,030          128,722
                                ------------     ------------     ------------     ------------

Gross Profit                         701,163          634,298        1,692,747        2,205,239

Selling, general and
  administrative expenses            663,198          633,310        1,651,330        1,681,132
                                ------------     ------------     ------------     ------------

Operating income                      37,965              988           41,417          524,107

Non-operating income (expense)
Interest income                       55,455           20,052          149,376           21,596
Interest expense                      (1,384)         (16,521)          (5,651)         (16,605)
                                ------------     ------------     ------------     ------------
                                      54,071            3,531          143,725            4,991
                                ------------     ------------     ------------     ------------

Income before income taxes            92,036            4,519          185,142          529,098

Provision for income taxes            35,720              640           70,940          192,935
                                ------------     ------------     ------------     ------------

Net income                      $     56,316     $      3,879     $    114,202     $    336,162
                                ============     ============     ============     ============

Net income per common share
  outstanding                    $     0.024     $      0.002     $       0.05     $       0.20
                                ============     ============     ============     ============

Weighted average shares
  outstanding                      2,368,340        1,840,000        2,356,960        1,669,500
                                ============     ============     ============     ============

                          THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)



                                                     9 MONTHS         9 MONTHS
                                                   DECEMBER 31,     DECEMBER 31,
                                                       1997             1996
                                                   ------------     ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                       $    114,202     $    517,822
  Depreciation and amortization                         121,030          128,722

CHANGE IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                     6,038           24,837
  Inventory                                            (359,918)               -
  Other current assets                                  112,076           57,205
  Other assets                                         (303,901)         (50,992)
  Accounts payable                                       95,090           43,080
  Notes payable                                        (206,289)
  Accrued liabilities and deferred income               226,950         (316,655)
  Accrued income taxes                                   70,690          (46,615)
  Deferred income taxes                                       -         (120,360)
                                                   ------------     ------------

Net cash flows provided by (used for)
  operating activities                                 (124,032)         237,044

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
  Purchase of property and equipment                   (341,692)        (454,680)

CASH FLOWS PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES:

  Issuance of common stock                              143,022        3,598,144
  Payments of long term debt (net)                            -          273,218
  Deferred offering costs                                     -           34,540
                                                   ------------     ------------

Net cash flows provided by (used for)
  financing activities                                  143,022        3,905,902
                                                   ------------     ------------

Net increase (decrease) in cash and cash
  equivalents                                          (322,702)       3,688,266

Effect of exchange rates on cash                         37,421

Cash and cash equivalents, beginning of period        3,883,608          668,314
                                                   ------------     ------------

Cash and cash equivalents, end of period           $  3,598,327     $  4,356,580
                                                   ============     ============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1997
(UNAUDITED)




NOTE A - BASIS OF PRESENTATION

THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDED MARCH 31, 1998. THE CONSOLIDATED BALANCE SHEET AS AT MARCH 31, 1997 IS RESTATED (UNAUDITED) TO REFLECT THE ACQUISITION OF THE WORD HOUSE COMPANIES ON A POOLING OF INTERESTS BASIS. REFERENCE IS MADE TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 1997, FORM 10-K.



NOTE B - EARNING PER SHARE

AS OF DECEMBER 31, 1997, THERE WERE 2,368,340 SHARES OF COMMON STOCK OUTSTANDING. FOR THE COMPARABLE PERIOD IN 1996, THERE WAS THE EQUIVALENT OF 1,840,000 SHARES OUTSTANDING. FOR THE PURPOSE OF COMPUTING EARNINGS PER SHARE, AVERAGE SHARES OUTSTANDING DURING THE THREE MONTHS ENDED DECEMBER 31, 1997 WAS 2,368,340 IN COMPARISON TO 1,840,000 FOR THE THREE MONTHS ENDED DECEMBER 31, 1996. AVERAGE SHARES OUTSTANDING DURING THE NINE MONTHS ENDED DECEMBER 31, 1997 WAS 2,356,960 IN COMPARISON TO 1,669,500 FOR THE NINE MONTHS ENDED DECEMBER 31, 1996. IN ADDITION, THERE ARE OUTSTANDING COMMON STOCK OPTIONS OF 757,000 SHARES AT A PRICE OF $6.00 PER SHARE EXERCISABLE AT THE RATE OF 20% A YEAR FROM THEIR DATE OF GRANT AND 2,570,172 WARRANTS TO PURCHASE COMMON STOCK OF THE COMPANY AT AN AVERAGE PRICE OF APPROXIMATELY $6.00 PER SHARE. THE COMPUTATION OF EARNINGS PER SHARE REFLECTING THE EXERCISE OF THESE OPTIONS AND WARRANTS ARE ANTIDILUTIVE.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - (STATED IN THOUSANDS)

FOR THE THREE MONTHS ENDED DECEMBER 31, 1997, CONSOLIDATED NET SALES INCREASED $362 IN COMPARISON TO THE CORRESPONDING PERIOD IN 1996, FROM $1,509 TO $1,871, OR 24%. NET INCOME INCREASED IN COMPARISON TO THE PRIOR PERIOD, FROM $4 TO $56. NET INCOME PER SHARE ROSE TO $.024 FROM $.002 PER SHARE (ON A LESSER NUMBER OF SHARES). GROSS PROFIT INCREASED FROM $634 TO $701, OR 11% (DECREASING FROM 42% OF SALES TO 37% OF SALES). SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED IN THE AMOUNT OF $30, FROM $633 TO $663, OR 5%, AND DECREASING FROM 42% TO 35% OF SALES RESPECTIVELY. INTEREST INCOME NET OF INTEREST EXPENSE AMOUNTED TO $54 FOR THE CURRENT QUARTER IN COMPARISON TO $3 FOR THE PRIOR QUARTER.

CONSOLIDATED NET SALES FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 DECREASED $426 IN COMPARISON TO THE CORRESPONDING PERIOD IN 1996, FROM $5,214 TO 4,788, OR 9%. NET INCOME DECLINED TO $114 FROM $336 IN COMPARISON TO THE PRIOR PERIOD. NET INCOME PER SHARE DECLINED TO $.05 FROM $.20 PER SHARE (ON A LESSER NUMBER OF SHARES). GROSS PROFIT DECREASED BY $512, FROM $2,205 TO $1,693, OR 30% (FROM 42% OF SALES TO 35% OF SALES). SELLING, GENERAL AND ADMINISTRATIVE EXPENSES DECREASED FROM $1,681 TO $1,651 OR 2%, BUT INCREASED FROM 32% TO 34% OF SALES. INTEREST INCOME NET OF INTEREST EXPENSE WAS $144 FOR THE CURRENT NINE MONTHS IN COMPARISON TO $5 FOR THE SAME PERIOD IN THE PRIOR YEAR. (MONIES INVESTED FROM THE PUBLIC OFFERING IN DECEMBER 1996.)



DISCUSSION

THE DECREASE IN SALES OF $426,000 FOR THE CURRENT NINE MONTHS AS COMPARED TO THE SAME PERIOD FOR THE PRIOR YEAR, CONSISTS OF AN INCREASE IN SALES OF THE DOMESTIC SUBSIDIARY IN THE AMOUNT OF $120,000 AND A DECREASE OF $546,000 IN THE SALES OF FOREIGN SUBSIDIARIES. THIS IS DUE IN PART TO THE INCREASING STRENGTH OF THE DOLLAR RELATIVE TO FOREIGN CURRENCIES AND TO THE RESCHEDULING OF DELIVERIES TO KEY CUSTOMERS AND DELAYS IN CLOSING OF PENDING ORDERS. THE COMPANY HAS ITS LARGEST BACKLOG OF UNFILLED ORDERS IN ITS HISTORY AT DECEMBER 31, 1997.

THE NET INCOME FOR THE THREE MONTH AND NINE MONTH PERIOD ENDED DECEMBER 31, 1997 IN COMPARISON TO THE SAME PERIODS OF THE PRIOR YEAR WAS NEGATIVELY IMPACTED BY THE FOLLOWING FACTORS: (i) AS A PUBLICLY TRADED ENTITY, THE COMPANY INCURRED LEGAL, CONSULTING AND OTHER FEES TO WHICH IT PREVIOUSLY HAD NOT BEEN SUBJECT;
(ii) THE INITIAL COORDINATION WITH THE WORD HOUSE GROUP AND THE COMPANY'S NEWLY OPENED LONDON OFFICE; (iii) APPROXIMATELY $100,000 OF LEGAL, ACCOUNTING, TRAVEL AND OTHER RELATED EXPENSES IN CONNECTION WITH THE MERGER OF THE WORD HOUSE GROUP WITH THE TRANSLATION GROUP, LTD. AND (iv) A DECREASE IN BILLINGS WITH RELATIVELY FIXED COSTS OF PRODUCTION FACILITIES AND SELLING AND ADMINISTRATIVE OVERHEADS.

THE STATEMENTS PRESENTED FOR THE COMPARATIVE PERIODS ARE RECLASSIFIED TO AGREE WITH THE CLASSIFICATIONS OF THE CURRENT STATEMENTS.



LIQUIDITY AND SOURCES OF CAPITAL

DURING THE NINE MONTHS ENDED DECEMBER 31, 1997, WORKING CAPITAL DECREASED APPROXIMATELY $230,000 TO $3.9 MILLION. DURING THIS PERIOD 13,340 WARRANTS WERE EXERCISED AT $6.00 PER SHARE, AND 2,000 OPTIONS WERE EXERCISED AT $6.00 PER SHARE. THE COMPANY USED CASH FROM OPERATIONS IN THE AMOUNT OF $124,000, INVESTED $342,000 IN EQUIPMENT AND RELATED SOFTWARE, AND INCURRED OTHER CHANGES IN CASH AS DETAILED IN THE ACCOMPANYING CONSOLIDATED STATEMENT OF CASH FLOWS.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDING - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - N.A.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K - FORMS 8-K FILED APRIL 17,1997 AND DECEMBER 11, 1997 RELATIVE TO THE ACQUISITION OF THE WORD HOUSE COMPANIES




                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATED  FEBRUARY 17, 1998                 /S/ CHARLES D. CASCIO
       -----------------                ---------------------------------------
                                             PRESIDENT & CEO
                                        THE TRANSLATION GROUP, LTD.
                                            (REGISTRANT)
                                            (NAME AND TITLE)


DATED  FEBRUARY 17, 1998                 /S/ CHARLES D. CASCIO
       -----------------                ---------------------------------------
                                             PRESIDENT & CEO
                                            (NAME AND TITLE)