Form 10KSB
period 1998-03-31
TRANSLATION GROUP LTD
filed 1998-07-24
CIK 1019356

                United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                    Commission file number 000-21725
March 31, 1998

                           THE TRANSLATION GROUP, LTD.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)




Delaware                                              23-3382869
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employ.Ident. No.)
incorporation  or organization)

332C Haddon Avenue                                    08108
Westmont, NJ                                          ----------
----------------------------------------              (Zip Code)
(Address of principal executive offices)

Issuers telephone number: (609) 858-6614

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

                                               Common stock, $.001 par value
                                                     (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
____.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

Issuers revenues for its most recent fiscal year: $ 6.4 million

     Aggregate market value of the voting stock held by non-affiliates of registrant (based on average of the bid and asked price on June 30, 1998) $13.7 million.
See Market of the Registrants Common Stock and Related Stockholder Matters.

     The number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 2,278,340 ( includes 100,000 to be issued) shares of common stock, par value $ .001 per share, as of June 30, 1998

Transitional Small Business Disclosure Format: Yes    ; No  X

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

The Translation Group, Ltd. ("TTGL") was incorporated under the laws of Delaware on July 6, 1995. On January 17, 1996, TTGL consummated its first acquisition when the shareholders of Bureau of Translation Services, Inc., a Pennsylvania corporation ("BTS") exchanged their shares of BTS, treated as a business combination, for shares of TTGL so that BTS became a wholly owned subsidiary of TTGL. Prior to the acquisition of BTS, TTGL's only activity was related to the negotiations and other matters pertaining to the raising of funds under a private placement. The corporate and administration office of the Company is located at 332C Haddon Avenue, Westmont, NJ 08108, and its telephone number at that location is (609) 858-6614. The operating facilities are located at 30 Washington Avenue, Haddonfield, NJ 08033, and its telephone number at that location is (609) 795-8669.

The Company translates conventional documents and software written in one language into other languages, and specializes as a provider of high tech translation and localization services in the Information Technology ("IT") sector of the translation market. Localization is the art of converting from one language to another giving careful consideration to the customs of the local area.

On June 30, 1997, and in accordance with subsequent amendments, TTGL acquired all the issued and outstanding common stock of the companies that comprise the Word House Group (Word House) in exchange for 185,000 of its common shares and 200,000 additional common shares contingent on future earnings levels; of which 100,000 shares were issuable as of March 31, 1998. Word House has been in operation since 1984, and currently has offices in The Netherlands, France, England and China. TTGL, BTS and Word House are referred to herein collectively as the "Company."

This transaction is more fully described below under the heading of Recent Agreement and Acquisition.

BUSINESS OF THE COMPANY

The Company specializes in managing and producing high volume, technical translations for the information technology (IT), software, financial, environmental, chemical, medical, pharmaceutical, and telecommunications industries. The Company provides a full range of translation and localization services to international customers as well as customers aspiring to become international. The Company translates product materials and helps customers localize products and services for the global marketplace.

The Company considers the products and services offered as value-added, and that they enhance the value of the globalized product. Based upon its sixteen years of experience, the Company provides several products and services that are customized to the customers requirements. The services the Company provides are divided into five main product lines:

   ------Multilingual Localization and Translation
   ------Systems Development and Consulting
   ------Technical and Localization Training and Support
   ------Translation Tool Sales, Support and Development
   ------Localization Management and Consulting

MULTILINGUAL LOCALIZATION AND TRANSLATION

The process of Multilingual Localization for the information technology (IT) market is highly labor intensive, with much of the hands-on-work being done principally by independent translators and editors retained by the Company, as well as Company employees. Various translation tools (also referred to as computer assisted translation tools "CAT") are employed, thus reducing costs and enhancing consistency.

The Company utilizes CAT software  applications for extracting and storing data,
for  preserving   formatting   during  the  translation   process,   for  online
dictionaries, for presentation of text (e.g., pre-press) and use of previous translation.In this regard, the Companys translation memory (TM)capabilities depend upon the storage of and access to previously translated material in machine usable form. Thus, the ability to take advantage of this type of TM depends on the stability of customers, types of products, material to be translated and customers requirements. If variables upset this storage-access-use of previously translated material, such as occurs with first-time customers when translating materials in new topics, the Company will be unable to exploit this advantage. For this reason, the Company is pursuing the production of its own phased in system of document translation which would not be limited to the same materials being previously translated. See Tools and Software Development.

The Company considers its highly detailed project management, tracking and costing procedures to be at the heart of its specialized services. The Company places a strong emphasis on efficient processes, and believes that centralized project management is essential to efficiency. To better implement this policy, a project manager is assigned to each project. Thus, even when a project may have team members in many different locations, most work is coordinated centrally in the Companys United States and European headquarters via electronic communication. Certain core functions such as editing, proofreading, desktop publishing and client coordination are part of central project management. In preparing work for translation into multiple languages a project editor may identify problems or issues which are relevant across the entire project. Similarly, in a multiple-language project, problems may be picked up by the translators in one or two languages that are relevant to others. The Company believes that central control of the process is the only way certain situations can be adequately handled, such as identification of software bugs.

All of the Companys translators are native speaking professionals in the target language, and are required to know the subject matter of the area in which they translate. In addition, a project must have technically knowledgeable staff in the source language, preferably a specialist in that area.

The Company provides an extensive range of communications facilities by utilizing its own internal systems integration group which maintains the Companys Internet/Extranet/Intranet and E-mail Systems. Files are prepared for translation by the Companys technical staff and are distributed electronically to translators either locally or in the applicable country. Translated versions are returned to the Companys central project management for checking and proofing (and also compilation, if software is involved) and the target language versions are distributed to appropriate client locations, which may be multiple locations or a central site.

In terms of process, the Company considers itself an extension of the clients documentation and software development departments. All project activities are closely tracked using custom and commercial project management/tracking applications where the data is fully available to the client. Thus, the client always knows the status of the project. See Tools and Software Development for project tracking solutions.

SYSTEMS DEVELOPMENT AND CONSULTING

Systems development and consulting for services provided by the Company includes product planning and redesign for local markets. The Company understands the changes in technology and that taking a product to a global market can be a difficult proposition. The Company views Asia (in particular China) and Eastern Europe as emerging markets for the IT industry. In order to offset the technical difficulties for its customers, the Company has taken an active role in the development and modifications of products to support local specifications and character encoding for these and other regions of the world.

TECHNICAL AND LOCALIZATION TRAINING AND SUPPORT

Recent articles published by OVUM, Inc., a market research company, and LISA (Localization Industrial Standards Association) report that the translation and localization market currently approximates $ 20 billion annually and is expected to grow between 10 to 15 percent annually.

To respond to this growth, the Company is taking aggressive steps. Recently, the Company entered into an agreement with New Jersey Department of Labor and Felician College to develop a network of qualified translators and localizers, through the implementation of a certificate training program. Under this partnership, the State of New Jersey will provide funding for the Felician College Office of Continuing Education to implement the certificate program comprised of three core courses and one elective. The Company is providing the core curriculum and is training Felician staff. All program graduates who participate in the program may enroll in paid internships at the Company.

The Company has positioned resources to continue the efforts to create additional training programs for the software and documentation localization industry, as well as software and documentation developers.

TRANSLATION TOOL SALES, SUPPORT AND DEVELOPMENT

As the Company increasingly uses advanced technological translation tools (i.e., software that makes the translation process more accurate and effective), the most notable impact has been a change in the structure of the project team. Under the old, pre-tools model, a typical project might consist of a project manager with 50 translators and editors working in various languages. Translation tools have created a entirely new type of team particularly where translation memory databases are used to leverage previously translated material for re-use in new or updated programs and documentation. The same project team includes a project manager, two technical analysts, and 15 translators/editors.

The Company believes it was one of the first extensive outside commercial users of workbench environment for software and documentation translation. It has selected as its corporate standard the integrated Transit/Termstar Translation Management System. The product was designed for use in translation and editing of software, help and documentation. The project manager controls the flow of materials, import and export of source materials, as well as dictionary creation, and translators use limited workstation versions of the software for translation and editing. Transit is thought to be the most versatile product of its kind commercially available on the market; it runs in Windows environment, and may be used for Asian as well as European languages. In 1995, the Companys U.S. subsidiary, BTS, was selected as the distributor in North America for Transit and Termstar translation software products. These CAT tools assist in the translation process by increasing efficiency through re-use of prior translations. The Companys target markets are large industrial companies and translation agencies. BTS is an industry leader in the use of software tools and is expanding efforts to increase its distribution.

In response to customers specific requirements, the Company has also developed expertise in other CAT tools such as Trados Translators Workbench. In fact, the Companys European headquarters, at Word House, has adopted Trados Workbench as its primary translation tool. The Company believes that by being expert in the use of more than one translation tool, it enables the Company to provide complete customer satisfaction.

The Company has followed the progress of machine translation (MT) over the years. After much careful review and consideration, the Company concluded that to the best of its knowledge no one system exists that meets its standards of accuracy, efficiency and efficacy. In response to this, the Company is developing its own set of tools to respond to common problems in the localization process. Currently under development are a fully automatic and language aware Alignment Tool and a controlled English System. Both of these tools utilize unique technology and design created by the Companys Development Group. The Company believes that the combination of these tools will enhance the performance of the translation memory and machine translation systems currently available and in use.

LOCALIZATION MANAGEMENT AND CONSULTING

The Company realizes that its customers do not possess all the expertise needed to manage the localization process. The Company, therefore, has created expanded services including management consulting and on-site management. These services provide on-site project management, software and help testing, and consultation. These services allow the Company to manage the localization and the customer to manage their product. Therefore, costs are reduced while quality is maintained.

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

The Company has leveraged ten years of localization experience into a set of processes which, in conjunction with its translation tools, it considers its principal competitive advantage. Every operational process, from bidding through delivery of the completed project, is tracked and accounted for, making job costing accurate and predictable, while at the same time offering savings to its customers. The Company seeks to build long-term relationships with clients who will continue to work with the Company over several years and many projects.

At present, key markets for the Company's services are customers located in Japan, Europe (including Scandinavia) and in "the Americas", the dialects of Canadian French, Latin American Spanish and Brazilian Portuguese. Growth markets are primarily in Asia and Eastern Europe. Japanese and Dutch represent the Company's largest languages, by volume, and the Company believes that Chinese will also become significant in the near future. The Company's business in Japan is primarily in translation for manufacturers of applications software, including a substantial volume of Unix-based systems and customized implementations. The principal applications are financial and manufacturing, with systems encompassing everything from order entry to distribution. The Company believes these are strong growth application areas in Asia.

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

The Company has a large number of IT-based clients. The strong relationships the Company has developed with its IT clients have also generated a volume of more conventional translation work. As an example of these services, the Company is translating and localizing software messages, software dialog boxes, software help, and related documentation. These products are localized for Okidata peripherals, Bentley Systems CAD/CAM software, Matrox Electronics video and networks products, Microsoft Software products, and PSDIs management system. These customers market large and small products that require translation and localization into one or many languages. The Company provides localization services to many customers with a variety of products and materials.

TOOLS AND SOFTWARE DEVELOPMENT

The goal for the design of machine tools, or systems, is to enhance the production process. Moreover, there can be included in the software engineering design, sets of tools and other production enhancing factors such as quality control and alignment. Alignment allows the reuse of previously translated material.

The design tools and systems are intended to address some of the problems involved in the translation/localization of a text from a source language to a target language by dealing with the basic problems of ambiguities:

i)Lexical   ambiguity-   multiple   meanings   (polysemy)  of  the  same  words.
ii)Structural ambiguity-language that is vague, unclear and or uncertain in meaning.
iii)Contextual ambiguity- words can acquire idiosyncratic meaning within specific context; these meanings do not relate to the normal senses of the words as normally used.

In mid 1995, the Company entered into a five-year agreement with debis Systemhaus KSP-Kommerzielle Systeme und Projekte GmbH (debis), a wholly owned subsidiary of Daimler Benz, whereby the Company acquired license rights to a software product known as KEYTERM. KEYTERM is a concept-oriented fully relational proprietary database running under UNIX and Windows for developing and maintaining glossaries. It has a customizable structure for entering terminology and lexicographical information. The product has been in use in Germany for several years and is being further developed, marketed and supported by the Company. The Company has no obligations to assume previous debis obligations, will receive fees for all current and future services and will have the exclusive right to market KEYTERM throughout North America, and elsewhere nonexclusively. Finally, under the debis Agreement, the Company is allowed to use the indication Bureau of Translation Services in partnership with debis Systemhaus. The Company has continued to develop this system since its acquisition. In 1995, the Company acquired from a Swiss company, the exclusive right to use and to market Transit/Termstar system that provides translation-specific support services and interfaces. BTS is sales representative for Transit in North America. The Company is obligated to pay commissions on all such tool sales generated.

During the past fiscal year, the Company has also continued to expand its tailored processes and disciplines used in the translation field. The Company is committed to invest significant amounts on machine translation (MT) with specific emphasis on acquiring a proprietary real-time completely automated machine translation system. In February 1997, the Company obtained an exclusive worldwide license and rights for the life of the patent to use and sell know-how, apparatus, and methods pertaining to tools and systems developments based on a patent application owned by the Gedanken Corporation (Gedanken). By assignment from Dr. Julius Cherny, Gedanken is the owner of a United States Patent Application that describes apparatus and methods for translating words, phrases, and sentences from a source language to other target languages using advanced telecommunications and computer technologies. Dr. Cherny is president of BTS and CFO and a director of the Company.

The Company has agreed to pay Gedanken $750,000 for an improved translation/localization system (that includes a specific topic builder, general topic dictionary, quality control and alignment tools) at the rate of $20,000 a month through December 15, 1998, and at the rate of $40,000 a month thereafter. The Company is obligated to pay royalties on all revenues generated that use in whole or part the patent rights and know-how. The Company has the right to stop funding at specified times or accomplishment periods. As of March 31, 1998, the Company has incurred research and development costs of $244,169.

The Company under an agreement modification, has also acquired from Gedanken the rights to the development of a Real Time Voice Translation System based on providing the necessary funding estimated at $4,000,000. If the initial milestones are successful, even if the instantaneous voice translation machine is ultimately never completed, the Company believes it will still benefit from using the specific and general context dictionary generators and other components of the machine translation system.

Competition

The Company believes that several other companies offer similar services and currently compete with the Company. Some of these competitors have substantially greater financial resources, more extensive experience, and better established research and development, marketing and servicing capabilities than the Company. The Company must compete not only on the basis of price, but also delivery time and quality.

Supplies and Materials

The materials and supplies used to produce the Company's products are obtainable from a wide variety of suppliers. There is not currently, nor has there been in the recent past, a shortage of any of these materials. The Company believes that its current sources of supply are adequate to meet its future needs.

EMPLOYEES

The Company presently employs sixty-four (64) full-time people, comprised of ten
(10)in Management positions, seven (7) in Administration, four (4) in Sales and Marketing, twenty (20) in Production, and twenty-three (23) in Engineering. In addition, the Company also uses the services of freelance and/or independent translators and editors on an as needed basis from a roster of approximately 900 worldwide. The Company has never had a problem with access to qualified personnel.

RECENT AGREEMENT AND ACQUISITION

Effective June 30, 1997, the Company entered into an agreement which was later revised, to acquire the various privately owned corporations that comprise the Word House Group (Word House), for 385,000 shares of its common stock. Word House has been in business since 1984 and has offices in The Netherlands, France, Great Britain and China. Word House translates and localizes documents and software, concentrating on European languages. Based on subsequent modifications to the agreement, 200,000 common shares are contingently issuable based on earnings levels, of which shares 100,000 were issuable as of March 31, 1998.

The Company entered into an agreement with New Jersey Department of Labor and Felician College as previously described under Technical and Localization Training and Support. This program provides for the training of upwards of 5,000 people with an overall cost of $4,000 per student. Initially, the courses will be delivered in the face-to-face mode and, at the appropriate time, will incorporate long distance learning delivery components. Faculty for the pilot program will be members of the Felician College adjunct faculty who meet the criteria the Company has developed.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's principal operating facilities are located in Haddonfield, New Jersey, Amsterdam, The Netherlands, and Lyon, France. The New Jersey production facility occupies approximately 6,000 square feet at a monthly rate of $8,300 pursuant to a lease that extends until February 28, 2003. In May 1997 Word House moved its principal location to Amsterdam. Its lease is for approximately 5,500 square feet, and is for a period of five years at a rent of $7,500 per month. The Company also has an administration facility in Westmont, New Jersey, where it occupies 1,100 square feet at a monthly rate of $1,600 pursuant to a lease that extends until June 30, 1999, then $1,800 for one year thereafter. Under these leases, the Company is responsible for certain expenses, approximating $5,000 per year. A French subsidiary owns a condominium floor in Lyon, with approximately 3,000 square feet of space. Estimated annual costs approximate $3,600. In April 1997, the Company closed its German facility. In June 1997, the Company opened a London office at an annual rental of approximately $9,000. The Company also has an office in Beijing, China with an annual rent of $27,000. The Company believes that all of its facilities are currently adequate and further believes that, if necessary, adequate facilities could be located in the event the Company needs to replace or expand its current facilities.

ITEM 3. LEGAL PROCEEDINGS.

The Company has been sued by a stockholder who is seeking monetary damages, specific performance, equitable relief and costs in the amount of $3,000,000. The Company and its counsel believe that this suit is completely without merit and will vigorously defend it.

The Company has been threatened with a lawsuit by its former chairperson and chief operating officer, Ms. Theodora Landgren, who alleges breaches of various agreements; the Company has threatened a lawsuit against Ms. Landgren for various wrongs committed by her. In the opinion of counsel, the amount at issue appears to be $300,000, which includes the balance of her employment contract, and the settlement of the $70,807 due from Ms. Landgren (see Note 6 to the Notes to Consolidated Financial Statements included herein) by performing services under a consulting agreement. The Company is currently negotiating with Ms. Landgren to resolve this matter.

The Company is not a party to, or involved in, any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company completed its initial public offering on December 6, 1996. Its common stock is reported on the NASDAQ OTC Bulletin Board over-the-counter market under the symbol THEO for the common stock, and THEOW for the Warrants. The following table sets forth the range of prices for the common stock as reported for the periods indicated and represents prices between broker-dealers, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer. The bid prices do not reflect prices of actual transactions.

   Common stock
   ------------
                            Average Monthly
                            ---------------
                            Bid                      Ask
                            ---                      ---
            October 1997   $5.875                    $5.156
            November 1997   5.937                     5.094
            December 1997   5.50                      4.387
            January 1998    4.578                     4.125
            Febuary 1998    4.875                     4.109
            March 1998      4.675                     3.975
            April 1998      5.172                     4.531
            May 1998        5.563                     5.078
            June 1998       6.281                     5.887


The approximate number of record holders of common stock as of June 30, 1998 was 650.

DIVIDEND POLICY

The Company has not declared or paid any dividends nor does it expect to pay dividends on its common stock in the foreseeable future intending to retain earnings to finance the growth of its operations.

TRANSFER AGENT

The Company uses American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005, to act as Transfer Agent for the Companys common stock.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained in this annual report.

                  (A)      GENERAL

The Company has been in business since 1984. Generally, sales have been increasing annually. Net sales for its fiscal year ended March 31, 1998, doubled the net sales for its fiscal year ended March 31, 1997. These in turn were 23% higher than for the year ended March 31, 1996. Sales for the year ended March 31, 1998 included nine months sales of the acquired Word House Group of approximately $2.6 million which accounted for approximately 80% of the increase. Accordingly, detailed analysis and comparisons between years would be misleading.

                  (B)      RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 1998 as Compared to Fiscal Year Ended March 31,
1997.

The increase in sales of $3,228,000 for the current year as compared to the same period for the prior year consists of an increase in sales of the domestic subsidiary in the amount of $638,000 and of the acquired foreign subsidiaries in the amount of $2,590,000.

Discussion

The net (loss) income for the year ended March 31, 1998 was impacted by the following factors:

(i) The significant efforts to develop computer systems and tools with consequent research and development expenses of approximately $244,000.

(ii) The Company considered and rejected certain joint ventures and acquisitions with consequent legal, travel and other related costs; moreover, as a publicly traded entity, the Company incurred direct expenditures for legal, financial, accounting and other fees. It is estimated that expenditures for these costs approximated $200,000.

(iii) As more fully described under Business, the Company expanded its range of services. As a result, there have been additions to management and technical staff, support services and space to facilitate certain special projects that the Company has and expects to enter into, such as the Felician College/State of New Jersey/Bureau of Translation Services public/private partnership. The objective of this program is to provide a pipeline of trained certified translators/desktop publishers ready for employment in a high-tech, rapidly expanding industry.

(iv) Other increases in costs were the result of increases in the number of operating personnel, purchases of hardware and software and the related staff training and moving to larger quarters.

(v) Costs were incurred in connection with the operations of Word House and the newly opened London office.

The statements presented for the comparative periods are reclassified to agree with the classifications of the current statements.

                  (C)      LIQUIDITY AND FINANCIAL RESOURCES

As of March 31, 1998, working capital decreased to $3.778 million, or by approximately $482,000 equivalents almost doubled, from $658,000 at March 31, 1997 to $1,297,000 at March 31, 1998, not including liquid bonds of $2,000,000 at March 31, 1998, in accordance with the accompanying Consolidated Statement of Cash Flows. The Company believes that it has adequate cash, marketable securities and other components of working capital for its planned operations and that available cash and marketable securities are sufficient to cover at least 12 months of operations.

Inflation has not been a significant factor in the Company's operations.

                  (D)      FOREIGN CURRENCY FLUCTUATIONS

The Company bills its customers in US Dollars and in foreign currencies at agreed upon amounts of exchange. The Companys operations impacted by exchange rate fluctuations have been immaterial.

                  (E)       YEAR 2000

The Company believes that its financial and operations applications are year 2000 compliant. The Company expects no material impact on its internal information systems from the year 2000 issue. The Company will continue to monitor and evaluate the impact of the year 2000 on its operations.

ITEM 7. FINANCIAL STATEMENTS.

The information called for by Item 7 is included in the Financial Statements contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference to the Companys proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year, except for the following:

As at March 31, 1998, the directors and/or executive officers of the Company are as follows:


NAME                           AGE      POSITION
Charles D. Cascio              61       President, Chief Executive Officer/Director
Julius Cherny, Ph.D.           61       President of BTS, Chief Financial Officer/Director
Luis M. Garcia-Barrio, Ph.D.   53       Vice President/Special Projects
Carol Ann Marshall             48       Vice President/Administration
Edouard Prisse                 59       President and Chief Executive Officer-Word House
Gary M. Schlosser              47       Director
Theodora Landgren              53       Director
Robert J. Wussler              61       Director
James W. Grau                  58       Director
Richard J.L. Herson            79       Director/Employee



CHARLES D. CASCIO became a Director, President and Chief Executive Officer of the Company in May of 1996. He had previously been engaged by the Company, from inception, as a full time financial consultant. From late 1992 until July 1996 he was Chairman and President of Electro-Kinetic Systems, Inc., a publicly held provider of laboratory testing products. From 1990 to late 1992, Mr. Cascio was employed as a full time marketing and financial consultant to John B. Canuso, Inc., a large privately held development, building and entertainment company located in Southern New Jersey. From 1987 to 1990, he was a full time financial and marketing consultant to Drug Screening Systems, Inc., a publicly held manufacturer of drug screening systems to detect the presence of "drugs of abuse". From 1984 to 1987, Mr. Cascio managed a wholly and family owned sporting, entertainment and recreational facility, known as the Coliseum, located in Voorhees, NJ. Mr. Cascio holds a Bachelors Degree in Economics from Iona College.

JULIUS CHERNY, Ph.D. has been a Director since May 10, 1996 and on September 2, 1997 assumed the presidency of Bureau of Translation Services, Inc. Dr. Cherny is a founder and partner of Mottola, Cherny and Associates, a consulting firm specializing in providing financial, organizational and systems consulting services. Dr. Cherny holds a Ph.D. in accounting and is currently on staff at the NYU Graduate School of Business and previously at the Hagen School of Business at Iona College. Dr. Cherny has held positions as Director, Senior Vice President, and Chief Financial Officer with firms in the securities industry. Dr. Cherny has published numerous papers and books dealing with Finance, Accounting and Advanced Mathematical Theory.

LUIS M. GARCIA-BARRIO, Ph.D. has been the Vice President/Special Projects of the Company since April 1996. Prior thereto, since January 1991, he held the position of International Production Manager. Dr. Garcia-Barrio also is the head of Research and Development. Dr. Garcia-Barrio holds degrees in Linguistics, Education, and the Humanities, including a Masters Degree and Ph.D. from the University of Pennsylvania. He is a certified State and Federal Court interpreter and has served on the faculty as Chairman, Associate Professor and Curriculum Development Administrator of several major universities in both the US and abroad. In addition, he has published over two (2) dozen papers on literature and linguistics.

Carol Ann Marshall has been Vice President-Administration of the Company since March 1998. Among her various responsibilities, Ms. Marshall oversees human and other asset management, as well as the bookkeeping/accounting function. In February 1998, she was elected Assistant Secretary of both BTS and TTGL. She joined BTS in August 1995, and served as Executive Assistant to the President. Ms. Marshall brings a wealth of experience both from her prior employment background and her work in the community. Prior to joining BTS, she was Office Manager and Executive Assistant to the President of a leading NJ service company. Her leadership role was the stepping stone for her ability to handle increasingly responsible positions within BTS and TTGL.

EDOUARD PRISSE is President and CEO of the WORD HOUSE group of companies which was acquired by TTGL in 1997. A Belgian national, he founded WORD HOUSE in 1984 and owned 95% of its stock since then. From 1977 to 1984, he was Managing Director of foreign subsidiaries of a pharmaceutical company and of an international translating operation with headquarters in Brussels. From 1969 to 1977 he held various posts with UCB, a Belgian Chemical and Pharmaceutical group, the last post being Group Manager for Commercial Development. Mr. Prisse has an MA law from Utrecht University and received an MBA at INSEAD in Fontainebleau, France.

GARY M. SCHLOSSER was elected a Director in August 1996. Since August 1, 1994, Mr. Schlosser has been the President and a director of Jefferson Bank of New Jersey. From October 1989 through July 1994 he was Executive Vice President of Glendale National Bank of New Jersey and prior thereto, from July 1988, he was President of Glendale Mortgage Services Corporation, a subsidiary of Atlantic Bancorporation. Mr. Schlosser is a member of the Camden County Bankers Association and the South Jersey Security Bankers Association.

THEODORA LANDGREN currently is a Director and resides in London, England. She had been the Chairperson of the Board of Directors and Chief Operating Officer of the Company since January 17, 1996, and she had been Chairman and President of BTS since founding the firm in 1984 until September 2, 1997. Prior to starting BTS she studied linguistics and computer programming at several universities including Universities of Denver and Innsbruck (Austria) and USC College of Continuing Education, as well as teaching English to non-English speaking students at the University of Stockholm, Sweden. Ms. Landgren is active in the American Translator's Association (ATA), Society of Technical Communication (STC) where she annually speaks on translation processes, and serves as an elected executive committee member on the board of the Localization Industry Standards Association (LISA). LISA is the leading association and is head-quartered in Geneva, Switzerland, dedicated to promoting standards for the computer industries. She also serves as the newly elected president of the Logos User's Group in the United States. Logos, Inc. is the developer of a machine translation system. She is a respected authority on product globalization and has published articles in major magazines on the subject. Ms. Landgren lived many years in Europe prior to opening BTS thereby gaining hands-on expertise in multi-lingual product adaptation.

ROBERT WUSSLER was elected a Director in September 1997. Mr. Wussler is currently President & CEO of The Wussler Group and Affiliate Enterprises, a company owned by ABC Television Network. He is the former President of CBS Television and CBS Sports and was an original founder of CNN (Cable News Network). In addition, he has been an innovator in both commercial and cable television. His long history of awards and memberships includes Chairman of the National Academy of Arts and Sciences and member of the Board of Governors of both the National Cable Television Association and the National Academy of Cable Programming.

JAMES W. GRAU was elected a Director in April of 1997. Mr.Grau is President and Founder of Charisma Communications, Ltd. which specializes in producing programs, industrials, live events and concerts for the networks, cable and industry. During its 19 year history Charisma has created programs earning the highest industry awards and accolades and has eleven productions in The Museum of Television and Radio.

RICHARD J.L. HERSON is a Director and consultant/employee of TTGL, having been an officer until August 31, 1997, at which time he took an approved leave of absence. He has since rejoined the company. Mr. Herson was previously a General Partner in the firm of Hertz, Herson and Company, CPAs with offices in New York, and Charlotte. He is currently Secretary of the Bruner Foundation, where he is responsible for its investments and accounting operations. He holds a Bachelors Degree from the City College of New York and a M.S. in Accounting from Columbia University. He has also authored numerous articles and a book on accounting.

ITEM 10. EXECUTIVE COMPENSATION.

Incorporated by reference to the Companys proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to the Companys proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Companys proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM-13. EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

The following exhibits were filed as part of SB-2 Registration Statement dated July 25, 1996 (Registration No. 333-8857):

3.1  Restated Certificate of Incorporation
3.2      By-Laws
4.6 Form of Subscription Agreement between the Company and investors pursuant to December 7, 1995 Private Placement Memorandum
10.1  Lease Agreement between BTS andJ.C.G Partnership dated January 18, 1995.
10.5  The Translation Group, Ltd. 1995 Stock Option Plan.

The following exhibits were filed as part of Amendment No. 1 to the SB-2 Registration Statement dated September 19, 1996:

10.Employment     Agreement between the Company and Theodora Landgren dated as of December 7, 1995, as amended. (1) Includes $7,000 as a car allowance and the balance as an IRA contributions and insurance premiums.

10.2 Employment Agreement between the Company and Charles Cascio dated as of December 7, 1995, as amended.

10.3 Agreement between the Bureau of Translation Services, Inc. and debis Systemhaus KSP-Kommerzielle Systeme und Projekt GmbH dated May 24, 1995

10.4 Voting Trust Agreement between Ms. Theodora Landgren and various stockholders dated as of September 11, 1995.

The following exhibits were filed as part of Amendment No, 2 to the SB-2 Registration Statement dated October 17, 1996:

4.1     Specimen Common Stock Certificate
4.2     Specimen Warrant Certificate

The following exhibits were filed as part of Amendment No. 3 to the SB-2 Registration Statement dated November 14, 1996

1.1.2 Revised Underwriting Agreement
4.3.1 Revised Form of Warrant Agreement
4.4.1 Form of Revised Representatives Warrant Agreement
4.5.1 Form of Revised Representatives Warrant
10.6  Consulting Agreement between the Representative and the Company

The following exhibit was filed with Form 10K for the year ended March 31, 1997:

10.7 License Agreement between the Company and Gedanken Corporation dated as of November 1, 1996.

The following exhibit is filed herewith:

10.8 Agreement between the Company and Felician College dated April 6, 1998.

    (b) Reports on Form 8-K:

During the last quarter of its fiscal year ended March 31, 1997, the Company filed one Current Report on Form 8-K dated as of March 31, 1997, to report entering into a letter of intent to acquire the Word House Companies.

During the fiscal year ended March 31, 1998, the Company filed one Current Report of Form 8-K dated as of March 31, 1997, to report Financial Statements, Pro Forma Financial Information and Exhibits related to the acquisition of the Word House Companies.

During the last quarter of its fiscal year ended March 31, 1998, the Company filed one Current Report on Form 8-K dated as of March 17, 1998, to report changes in Registrants Certifying Accountant.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE TRANSLATION GROUP, LTD.


                                       By: /s/CHARLES D. CASCIO
                                       ------------------------
                                              Charles D. Cascio
                                                  President

                                           Dated: July 24, 1998


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                       Title                                Date
---------                       -----                                ----
/s/ CHARLES D. CASCIO           President, Chief Executive
---------------------           Officer and Director              ----------
    CHARLES D. CASCIO


/s/ JULIUS CHERNY               Chief Financial Officer and
-----------------               Director                          ----------
    JULIUS CHERNY

/s/ THEODORA LANDGREN
---------------------
    THEODORA LANDGREN           Director                          ----------


/S/ RICHARD J.L. HERSON
-----------------------
    RICHARD J.L. HERSON         Director and Employee             ----------


/s/ GARY M. SCHLOSSER
---------------------
    GARY M. SCHLOSSER           Director                          ----------


/s/ JAMES W. GRAU
-----------------
    JAMES W. GRAU               Director                          ----------


/s/ ROBERT WUSSLER
------------------
    ROBERT WUSSLER              Director                          ----------


INDEPENDENT AUDITORS REPORT

Board of Directors and Stockholders
The Translation Group, Ltd.


We have audited the accompanying consolidated balance sheet of The Translation Group, Ltd. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, stockholders equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all materials respects, the consolidated financial position of The Translation Group, Ltd. And subsidiaries as of March 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP
------------------------------------
    Richard A. Eisner & Company, LLP

    New York, New York
    June 30, 1998

INDEPENDENT AUDITORS REPORT


To the Stockholders of
The Translation Group, Ltd.


We have audited the accompanying balance sheet of The Translation Group, Ltd. and its consolidated subsidiary at March 31, 1997, and the related statement of operations, stockholders equity and cash flows for the year ended March 31, 1997. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all materials respects, the financial position of The Translation Group, Ltd. and its subsidiary as of March 31, 1997, and the results of their operations, stockholders equity and their cash flows for the year ended March 31, 1997, in conformity with generally accepted accounting principles.




/s/ VOTTA & COMPANY
-------------------
    Votta & Company
    (A Professional Corporation)


    Haddonfield, New Jersey
    June 26, 1997
                                      F-2

                           The Translation Group, Ltd.
                                and Subsidiaries
                           Consolidated Balance Sheets
                          As of March 31, 1998 and 1997

                                                                                 March 31,     March 31,
                                                                                   1998          1997
                                                                                 --------      --------
ASSETS
 Current assets:
   Cash and cash equivalents                                                  $ 1,297,039     $ 658,014
   Investment in US Government obligations, at cost                             2,000,573     3,001,293
   Accounts receivable, net of allowance for doubtful accounts of $80,000 and
    $25,000, respectively                                                       1,184,040       946,107
   Work in process                                                                737,697             -
   Other current assets                                                           144,375       175,627
                                                                                  --------      -------

 Total current assets                                                           5,363,724     4,781,041

 Property and equipment, net of accumulated depreciation and amortization of
   $514,998 and $171,235, respectively                                            861,748       358,550

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $72,663                                           1,380,599             -
 Certificate of deposit, pledged                                                  100,000             -
 Loans and receivables from officers                                              205,532        52,332
 Other assets                                                                     171,685        73,872
 Deferred income taxes                                                             97,700             -
                                                                                  -------             -

 TOTAL ASSETS                                                                 $ 8,180,988   $ 5,265,795
                                                                               ==========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                           $   342,803     $ 111,799
   Current maturities of long-term debt                                            75,000             -
   Accrued liabilities                                                            751,718       130,514
   Deferred income                                                                 67,948             -
   Accrued income taxes - foreign                                                  31,954             -
   Deferred income taxes                                                          315,872       278,792
                                                                                 --------       -------

 Total current liabilities                                                      1,585,295       521,105

 Long-term debt, less current maturities                                           75,000             -
                                                                                ----------            -

 TOTAL LIABILITIES                                                              1,660,295       521,105
                                                                                ----------      -------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 authorized, no shares issued
    and outstanding                                                                     -             -
   Common stock, $.001 par value, 15,000,000 shares authorized, 2,278,340
    shares outstanding and to be issued and 1,943,000 outstanding, respectively     2,278         1,943
   Additional paid-in capital                                                   6,051,985     4,046,772
   Unearned portion of compensatory warrants                                     (225,000)            -
   Retained earnings                                                              681,661       695,975
   Foreign currency translation adjustment                                          9,769             -
                                                                                    ------            -

 Total stockholders' equity                                                     6,520,693     4,744,690
                                                                                ----------    ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 8,180,988   $ 5,265,795
                                                                              ============  ===========

 See accompanying notes to consolidated financial statements.

                           The Translation Group, Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations
                   For the years ended March 31, 1998 and 1997


                                                                              March 31,         March 31,
                                                                                1998               1997
                                                                      -----------------  ----------------
Revenue                                                                     $ 6,420,833       $ 3,193,068
 Cost of revenue                                                              4,189,366         2,201,464
                                                                      -----------------  ----------------

 Gross profit                                                                 2,231,467           991,604
                                                                      -----------------  ----------------

 Cost and expenses:
   Selling, general and administration                                        2,083,246           811,626
   Research and development                                                     244,169                 -
   Amortization of excess of purchase price over
    fair value of net assets acquired                                            72,663                -
                                                                      -----------------  ----------------
 Total                                                                        2,400,078           811,626
                                                                      -----------------  ----------------

 (Loss) income before other income (expense)                                   (168,611)          179,978
                                                                      -----------------  ----------------

 Other income (expense):
   Interest income                                                              197,488            76,343
   Interest expense                                                             (18,754)                -
                                                                      -----------------  ----------------
                                                                                178,734            76,343
                                                                      -----------------  ----------------

 Income before provision for income taxes                                        10,123           256,321

 Provision for income taxes                                                      24,437           102,300
                                                                      -----------------  ----------------

 Net (loss) income                                                      $       (14,314)        $ 154,021
                                                                      =================  ================



 Net (loss) income per common share outstanding - basic                         $ (0.01)           $ 0.11
                                                                      =================  ================
                                                - dilluted                      $ (0.01)           $ 0.09
                                                                      =================  ================


 Weighted-average shares - basic                                              2,124,000         1,465,000
 Dilutive effect of potential common shares                                          -            288,000
                                                                      -----------------  ----------------
 Weighted-average shares - diluted                                            2,124,000         1,753,000
                                                                      =================  ================


See accompanying notes to consolidated financial statements.

                           The Translation Group, Ltd.
                                and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                   For the years ended March 31, 1998 and 1997


                                                                                                                 Unearned
                                                                                                  Additional    Portion of
                                                                             Common     Common       Paid-In   Compensatory
                                                                             Shares      Stock       Capital     Warrants
                                                                          ----------   --------   -----------  ------------

 BALANCE AT MARCH 31, 1996                                                1,891,000    $ 1,891     $ 464,759    $       -

   Shares contributed in connection with the initial public offering       (665,000)      (665)

   Shares issued in connection with initial public offering                 705,000        705     3,534,025

   Shares issued in satisfaction of debt                                     12,000         12        47,988

   Net income                                                                     -          -             -            -
                                                                           ----------   --------   -----------  ------------

 BALANCE AT MARCH 31, 1997                                                1,943,000      1,943     4,046,772

   Shares issued with the exercise of warrants                               13,340         13        80,027

   Shares issued in connection with consulting agreement                     25,000         25       149,975

   Adjustment of shares in connection with private placement                 10,000         10           (10)

   Costs in connection with initial public offering                                                  (11,492)

   Shares issued in connection with exercise of employee stock
     options                                                                  2,000          2        11,998

   Shares issued and issuable in connection with the acquisition
     of the Word House Companies                                            185,000        185     1,109,815

   Shares issuable in connection with the contingent purchase
    price of the Word House Companies                                       100,000        100       399,900

   Warrants issued in connection with public relations agreement                                      40,000

   Option granted for warrants to a consultant                                                       225,000     (225,000)

   Foreign currency translation adjustment

   Net (loss)                                                                     -          -             -            -
                                                                         ----------   --------   -----------  ------------

 BALANCE AT MARCH 31, 1998                                                2,278,340    $ 2,278    $6,051,985   $ (225,000)
                                                                         ==========   ========   ===========  ============


                                                                                            Foreign
                                                                                           Currency        Total
                                                                              Retained    Translation   Stockholders'
                                                                              Earnings     Adjustment      Equity
                                                                             ---------- --------------  -------------

BALANCE AT MARCH 31, 1996                                                    $ 541,954  $        -       $ 1,008,604

  Shares contributed in connection with the initial public offering                                             (665)

  Shares issued in connection with initial public offering                                                 3,534,730

  Shares issued in satisfaction of debt                                                                       48,000

  Net income                                                                   154,021           -           154,021
                                                                              ---------- --------------  -------------

BALANCE AT MARCH 31, 1997                                                      695,975           -         4,744,690

  Shares issued with the exercise of warrants                                                                 80,040

  Shares issued in connection with consulting agreement                                                      150,000

  Adjustment of shares in connection with private placement                                                        -

  Costs in connection with initial public offering                                                           (11,492)

  Shares issued in connection with exercise of employee stock
    options                                                                                                   12,000

  Shares issued and issuable in connection with the acquisition
    of the Word House Companies                                                                            1,110,000

  Shares issuable in connection with the contingent purchase
   price of the Word House Companies                                                                         400,000

  Warrants issued in connection with public relations agreement                                               40,000

  Option granted for warrants to a consultant                                                                      -

  Foreign currency translation adjustment                                                    9,769             9,769

  Net (loss)                                                                   (14,314)          -           (14,314)
                                                                            ---------- --------------  -------------

BALANCE AT MARCH 31, 1998                                                    $ 681,661     $ 9,769       $ 6,520,693
                                                                            ========== ==============  =============

See accompanying notes to consolidated financial statements.

                           The Translation Group, Ltd.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                   For the years ended March 31, 1998 and 1997

                                                                                   March 31,       March 31,
                                                                                     1998            1997
                                                                                -----------     -----------
Cash flows provided by (used for) operating activities:
   Net (loss) income                                                              $ (14,314)      $ 154,021
   Adjustments to reconcile net (loss) income to net cash provided by (used for)
    operating activities:
     Depreciation and amortization                                                  250,508          75,202
     Warrants issued for services                                                    40,000
     Loss on abandonment of property and equipment                                    6,258
     Deferred income taxes                                                          (60,620)         45,398
   Changes in operating assets and liabilities:
     Accounts receivable                                                            112,917        (303,626)
     Work in process                                                               (575,908)
     Other current assets                                                           236,945        (175,627)
     Other assets                                                                    (2,813)        (67,445)
     Accounts payable                                                                80,470          55,965
     Accrued liabilities and deferred income                                        (73,340)        104,514
     Accrued income taxes                                                            31,954        (115,000)
                                                                                -----------     -----------

 Net cash provided by (used for) operating activities                                32,057        (226,598)
                                                                                -----------     -----------

 Cash flows provided by (used for) investing activities:
   Investments in US Government obligations                                       1,000,720      (3,001,293)
   Purchase of property and equipment                                               311,329)       (261,040)
   Acquisition costs of $83,978, net of cash acquired of $14,438                    (69,540)              -
   Investment in certificate of deposit                                            (100,000)
   Loans and advances to officers                                                  (153,200)              -
                                                                                 -----------     -----------

 Net cash provided by (used for) investing activities                               366,651      (3,262,333)
                                                                                 -----------     -----------

 Cash flows provided by financing activities:
   Net proceeds from issuance of common stock                                        80,548       3,616,605
   Proceeds from long-term debt                                                     150,000               -
                                                                                -----------     -----------

 Net cash provided by financing activities                                          230,548       3,616,605
                                                                                -----------     -----------

 Foreign currency translation adjustment                                              9,769               -
                                                                                -----------     -----------

 Net increase in cash and cash equivalents                                          639,025         127,674

 Cash and cash equivalents, beginning of year                                       658,014         530,340
                                                                                -----------     -----------

 Cash and cash equivalents, end of year                                         $ 1,297,039       $ 658,014
                                                                                ===========     ===========

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   On June 30, 1997, the Company acquired the stock of Word House as described in Note 11.
   During the year ended March 31, 1998, the Company issued 25,000 shares of its stock for a consulting agreement valued at $150,000.

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                                     $ 14,633           $ 258
                                                                                ===========     ===========
      Income taxes                                                                    $ 602       $ 233,100
                                                                                ===========     ===========

 See accompanying notes to consolidated financial statements.

                  THE TRANSLATION GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-THE COMPANY

The Translation Group, Ltd. and Subsidiaries (TTGL or the Company) translates and localizes documents and software into various languages. Services are provided to many industries with a concentration in information technology companies. TTGL was incorporated in the State of Delaware on July 6, 1995, and under the terms of an agreement and plan of reorganization, acquired 100% of the issued and outstanding shares of the Bureau of Translation Services, Inc. (BTS) on January 17, 1996. BTS was incorporated in 1984 in the State of Pennsylvania. Concurrent with the merger, TTGL issued 241,000 shares pursuant to a private placement offer at a price of $2.50 a share and costs of issuance of $157,670.

On December 2, 1996, the Company completed its initial public offering (IPO) and sold 705,000 shares of its common stock at a price of $6.00 per share and 1,840,000 warrants at a price of $.20 per warrant. The net proceeds amounted to approximately $3.5 million. The Company also issued 12,000 shares of its common stock at the same time, in payment of indebtedness of $48,000.

Effective June 30,1997, and as later amended, TTGL acquired all the issued and outstanding common stock of the companies that comprise the Word House Group (Word House) in exchange for 185,000 of its common shares and 200,000 additional common shares contingent on future earnings levels, of which 100,000 shares were issuable as of March 31, 1998.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of TTGL, BTS and Word House, from the date of Word House acquisition on June 30, 1997 to March 31, 1998. All significant inter-company accounts and transactions have been eliminated. The acquisition of BTS by TTGL was accounted for as a recapitalization of BTS as of January 17, 1996. Accordingly, the consolidated financial statements for the year ended March 31, 1997 reflect the results of activities of both these companies.

The Company has accounted for its acquisition of the Word House Companies under the purchase method of accounting, wherein the purchase price is allocated to the assets and liabilities as of the acquisition date based on estimated respective fair values. The excess of purchase price over fair values of net assets acquired is being amortized over fifteen years. Stockholders' equity as of March 31, 1998 includes issuable shares (see Note 11).

(B) REVENUE RECOGNITION

Translation service contracts are accounted for under the percentage of completion method of accounting, whereby sales and costs are recognized as work on contracts progresses. Changes in estimates for revenue, costs and profits are recognized in the period in which they are determinable. Work in progress represents the excess of revenue recognized for financial reporting purposes over amounts contractually permitted to be billed to customers. Deferred revenue represents excess of amounts billed over revenue recognized for financial reporting purposes. Invoices are rendered based upon terms of the contract. Prior to March 31, 1997, revenue was recognized upon completion of project milestones defined at the beginning of the project. The change in the method of accounting for revenue recognition had an immaterial cumulative effect at adoption.

(C) FOREIGN CURRENCY TRANSLATION

Generally, balance sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustment has been included in the foreign currency translation adjustment, as a separate component of stockholders equity. Statement of operations amounts have been translated using the average exchange rates in effect for each period. Gains and losses from foreign exchange transactions have been included in the Statements of Operations.

(D) EARNINGS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS) which requires dual presentation of basic and diluted EPS for all entities with complex capital structures on a retroactive basis. Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during each year, shares contingent issuable under the Word House acquisition as described in Note 11 below, have been excluded from the calculation. Diluted EPS gives effect to outstanding warrants and options using the treasury stock method. For the year ended March 31, 1998,options and warrants were considered anti-dilutive and were excluded from the calculation of dilutive EPS.

(E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments when purchased with a maturity of three months or less to be cash equivalents.

(F) INVESTMENTS IN US GOVERNMENT OBLIGATIONS

Investments in United States Government bonds which are to be held to maturity are valued at amortized costs.

(G) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost net of depreciation and amortization. Depreciation and amortization are computed using straight-line method over the estimated useful lives of the assets in place. Amortization of leasehold improvements is provided over the shorter of the lease term or the estimated useful life of the asset.

(H) RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Systems acquisitions and specialized tools, together with related software, are expensed while in development until technological feasibility has been established.

(I) MARKETING AND ADVERTISING

Marketing and advertising costs are expensed as incurred. Such expenses approximated $98,000 and $61,000 for the years ended March 31, 1998 and 1997, respectively.

(J) INCOME TAXES

The Company accounts for its income taxes using the liability method which measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences, between the tax bases of assets and liabilities and their reported amounts in the financial statements. The asset from the foreign net operating loss carry forwards was fully reserved since the realization of the benefits is uncertain.

(K) Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain of the Company's subsidiaries were previously apart of a consolidated group in the Netherlands. Such subsidiaries may be jointly and severally liable for any tax assessments resulting from the group. Management estimates that no provision for such contingency is necessary. Actual results could differ from these estimates.

(L) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is in the process of determining its preferred format.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" that establishes standards for the way public business enterprises report information about operating segments in annual and interim financial statements. It establishes standards for related disclosures about products and services, geographic areas, and major customers and is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS Nos. 130 and 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 3-SIGNIFICANT CUSTOMERS

For the year ended March 31, 1998, two customers represented 10% and 14% of revenues, respectively, in comparison to two other customers accounting for 17% and 14% of revenues for the prior year.

The Company has experienced some concentration of credit risk with regard to its accounts receivable. Two customers represent approximately 20% of the total accounts receivable as of March 31, 1998 and three customers represented approximately 40% as of March 31, 1997.

NOTE 4-RESEARCH AND DEVELOPMENT

The Company incurred costs of $244,000 for the development of a translation system during the year ended March 31, 1998. The goal for the design of machine tools, or systems, is to enhance the translation/localization (production) process.

In February 1997, the Company obtained an exclusive worldwide license and rights to use and sell know-how, apparatus, and methods pertaining to tools and systems developments based on a patent application. Such application was made by the Gedanken Corporation ("Gedanken"). By assignment from Dr. Julius Cherny, Gedanken applied for a United States Patent that describes apparatus and methods for translating words, phrases, and sentences from a source language to other target languages using advanced telecommunications and computer technologies. Dr. Cherny is the president of BTS and a director and the Chief Financial Officer of the Company as well as principal shareholder and president of Gedanken.

The Company under an agreement modification has agreed to pay Gedanken $750,000 for a translation/localization system (that includes a specific topic builder, general topic dictionary, quality control, and alignment tools) at the rate of $20,000 a month through December 15, 1998, and at the rate of $40,000 a month thereafter. The Company is obligated to pay royalties on all revenues generated that use in whole or part the patent rights and know-how. The Company has the right to stop funding at specified times or accomplishment periods.

The Company has also acquired an option from Gedanken for the rights to the development of a Real Time Voice Translation System based on providing the necessary funding estimated at $4,000,000.

NOTE 5-PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                            March 31, 1998    March 31, 1997    Average Useful Life
                                            --------------    --------------    -------------------
                                                                                     (Years)

Equipment(includes                            $665,151          $245,020               5
$150,000 pledged as collateral
for bank notes payable)
Software                                       212,679           117,723               5
Equipment and software                         154,564           143,128               5
(under licenses)
Office condominium unit                        245,182                                20
Furniture & fixtures                            45,802            16,459               5
Vehicles                                        42,047                                 3
                                                                                Shorter of lease term or
Leasehold improvements                          11,321             7,455         estimated useful life
                                              --------          --------

Total                                        1,376,746           529,785
Less: accumulated
depreciation and amortization                  514,998           171,235
                                            ----------          --------
Net property and equipment                    $861,748          $358,550
                                             =========          ========


In mid 1995, the Company entered into a five-year agreement with a wholly owned subsidiary of Daimler Benz. Pursuant to it, the Company acquired license rights to a software product known as KEYTERM, a proprietary database running under UNIX and Windows for developing and maintaining glossaries. The Company has the exclusive right to use and to market KEYTERM throughout North America, and elsewhere nonexclusively. In addition, the Company acquired from a Swiss company, the exclusive right to use and to market the Transit/Termstar system which provides translation-specific support services and interfaces throughout North America. BTS is a sales representative for Transit in North America. The Company is obligated to pay commissions on all such tool sales generated.

For the years ended March 31, 1998 and 1997, depreciation and amortization expense was $183,651 and $75,202, respectively.

NOTE 6-RELATED PARTY TRANSACTIONS

Loans and receivables from officers includes $70,807 as of March 31, 1998, and $52,332 as of March 31, 1997 due from the Company's former chairperson and chief operating officer and $141,250 as of March 31, 1998 due from the Company's chief executive officer; the later loan is collateralized by 20,000 of such individual's shares of the Company's common stock. Interest is charged on such advances at the rate of 6% per annum.

The Company has retained a former officer and son of the Company's president as outside legal counsel. Such legal counsel received $47,040 in fees in fiscal 1998 and $46,923 as fees and salary for fiscal 1997. For consulting services for year ended March 31, 1998, a director received 20,000 warrants valued at $40,000, and a corporation under his control, received $24,013. A former officer and a current director and employee, received $17,912 in fiscal 1998 and $5,769 in fiscal 1997.

Gedanken, an affiliated company was paid $240,000 by the Company during fiscal 1998 for the computer translation system that Gedanken is developing(See Note
4).

NOTE 7-DEBT

The Company has a two year loan with a bank for financing of equipment. The amount of the loan is $150,000 at an interest rate of 9.50%, payable monthly in the principal amount of $6,250 beginning April 1998 plus interest. The loan is collateralized by the equipment, accounts receivable, work in process and a $100,000 certificate of deposit.

Word House has a bank net overdraft facility of up to $150,000, which is collateralized by cash, accounts receivable, and equipment. The president of Word House has given his personal guarantee up to $250,000 of this facility. The bank has also issued a letter of credit for the account of Word House in the amount of $50,000 as a security deposit.

NOTE 8-INCOME TAXES

(A)    Provision for Income Taxes:

The provisions for current and deferred income tax expense (benefit) consist of the following:

                                               Year Ended March 31,
                                              ---------------------
                                              1998             1997
                                            -------           ------
Current taxes:
         US
                  Federal                   $14,730          $23,715
                  State                       8,307           10,390
                                            -------           ------
                                             23,037           34,105

         Foreign                             62,020
                                            -------           ------
                                             85,057           34,105
                                            -------           ------

Deferred (US):
                  Federal                   (46,910)          54,685
                  State                     (13,710)          13,510
                                            -------           ------
                                            (60,620)          68,195
                                            -------           ------

         Total                              $24,437         $102,300
                                            =======         ========


Prepaid expenses as of March 31, 1998 and 1997 includes approximately $31,000 and $88,000, respectively of refundable income taxes.

(B) Deferred Taxes:

Deferred income taxes consists of the following:


                                                                            Year ended March 31,

                                                                            1998            1997
            Asset:
                 Current
                  Foreign net operating loss carry-forwards              $ 85,000
                  Less: valuation allowance                               (85,000)
                                                                         ---------
                  Total                                                     $-0-
                                                                             ===

                 Long-term
                  Capitalized research and development expenditures      $ 97,700


               Liability-current:
                  Cash basis reporting for US income tax purposes        $315,872       $278,792
                                                                         ========       ========

(C)Reconciliation of statutory federal income taxes rates:

The differences between the amount of taxes provided and the amount of taxes at the statutory federal tax rate are as follows:


                                                        Year ended March 31,

                                                      1998                1997

         At statutory federal tax rate               $3,442            $87,149

         State taxes, net of
           federal income tax benefit                 5,083             15,151

         Permanent differences                       26,510

         Research and development
           credit                                    (8,500)

         Non-utilization of current
           year's losses of foreign
           subsidiaries                               7,126

         Other                                       (9,224)

                  Total                             $24,437           $102,300
                                                   ========           ========

(D)Net operating loss carry-forwards:

The Company has foreign net operating losscarryforwards of approximately $249,000 which expire as follows:

                           Year                                          Amount

                           1999                                        $ 38,000
                           2001                                          10,000
                           2002                                          66,000
                                                                       --------
                                                                        114,000
                           Net operating losses that
                           do not expire                                135,000
                           Total                                       $249,000

NOTE 9-STOCK OPTIONS AND WARRANTS

Stock Options

In October 1996, the Company adopted a Stock Option Plan (the "Plan") that provides for a maximum of 2,500,000 shares of common stock to be issued in connection with such plan. The price payable for the shares of common stock under incentive stock options must be not less that 100% of the fair market value at the time the option is granted (and 110% if the person granted such option owns more than 10% of the outstanding shares of the common stock). Additionally, under the Plan, participants may be granted stock appreciation rights (SAR). SARs consist of rights to receive either cash or shares of common stock equal to the amount by which the value of such shares of common stock on the date the SAR is exercised exceeds the per share option price. Options granted under this Plan expire ten years from date of grant, for non-affiliated persons and five years for a 10% owner.

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. The alternative fair value accounting is disclosed only for pro forma purposes as provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the use of option valuation models. Under APB 25, when the exercise price of the Company's employee stock options equals or is more than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following is a schedule of the status of options granted under the Company's stock option plan:

                                                                Weighted Average
                                                                 Exercise Price
                                                  Options          Per Share

      Outstanding at March 31,1996                  -0-
          Granted                               700,000                $6.17
                                              ---------                -----

      Outstanding at March 31, 1997             700,000                 6.17
          Granted                               599,000                 4.75
          Exercised                              (2,000)                6.00
          Forfeited                            (100,000)                6.00
                                              ----------                ----

      Outstanding at March 31, 1998           1,197,000                $5.47
                                              ==========               =====

      Exercisable at March 31, 1998             409,200                $5.12
                                              =========                =====
      Exercisable at March 31, 1997             100,000                $6.00
                                              =========                =====

As of March 31, 1998, the Company has 1,301,000 options available to grant under the Plan.

As of March 31, 1998,for each of the following classes of options as determined by the range of exercise price, the following information regarding weighted-average exercise prices and weighted-average remaining contractual lives of each class is as follows:


                                     Weighted Average    Weighted Average           Number of
                    Number           Exercise Price of   Remaining Contract Life    Options         Weighted Average Exercise
                    Of               Options             of Outstanding Options     Currently       Price of Options Currently
Option Class        Options                              (Years)                    Exercisable     Exercisable

$4.50                 500,000        $4.50               9.90                       240,000         $4.50
$6.00                 497,000         6.00               4.39                       169,200          6.00
$6.60                 200,000         6.60               8.67                       _______         _____
                    ---------        -----               ----                                       -----
                    1,197,000        $5.47               7.41                       409,200         $5.12
                    =========        =====               ====                       =======         =====


The pro forma information regarding net (loss) and (loss) per share as required by SFAS No. 123, has been determined as if the Company had been accounting for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       March 31,
                                            1998                     1997


Range of risk free interest rates       6.10% - 6.30%             5.60% - 5.86%
Dividend yield                             0%                        0%
Volatility factor                         70%                       70%
Expected life of options (in years)        8                         7

The weighted average fair value of options granted was $3.29 for the year ended March 31, 1998 and $ 4.05 for the year ended March 31, 1997.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, for traded shares, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

For purposes of pro forma disclosures, the estimated fair value of the options granted in fiscals 1998 and 1997 is amortized to expense over the options' average vesting period. The Company's pro forma information follows:

                                                     Year Ended March 31,
                                                    1998             1997

          Pro forma loss                        $(1,269,956)      $(168,937)
                                                ============      ==========

          Pro forma loss per share              $  (.58)          $  (.12)
                                                ============      ==========


The pro forma disclosures presented above for fiscals 1998 and 1997, respectively, reflect compensation expense only for options granted in fiscals 1998 and 1997. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

WARRANTS

Pursuant to the IPO, the Company sold 1,840,000 warrants. There were also 300,000 warrants outstanding to shareholders given in consideration of their give-back of shares to the Company in connection with the IPO. Each warrant entitles the registered shareholder to purchase one share of common stock at $6.00 per share for a period of three years beginning December 1996. The Company granted the underwriter of its IPO rights to purchase 60,000 shares of the Company's common stock at an exercise price of

$7.80 per share and 160,000 warrants at an exercise price of $.26 per warrant and in turn, an exercise price for the stock of $7.80 per share that expires on December 2, 2001. In connection with the Company's private placement, additional stock warrants were issued to purchase 40,000 shares of the Company's common stock at a price of $1.50 per share that expires on January 17, 2001. During the year ended March 31,1998, the Company issued 20,000 warrants valued at $40,000 for consulting fees and also gave an option to a consultant for three years and an additional three years by mutual consent for 100,000 warrants at the then market price of $.80 per warrant and a price of $4.50 per common share. The term of the warrant overlays the option period. The Company valued the warrants at $225,000 and services are to be provided from April 1, 1998 to June 30, 1999.

Outstanding warrants consist of the following:

                          Warrants Outstanding
            Outstanding at April 1, 1996                           40,000
                 Granted                                        2,140,000
                                                                ---------
            Balance at March 31, 1997                           2,180,000
                 Granted                                           20,000
                 Exercised                                        (13,340)
                                                                  -------
            Balance at March 31, 1998                           2,186,660
                                                                =========


The above outstanding warrants do not include the warrants described above related to the Company's underwriter option and for the option to acquire 100,000 warrants issued to a consultant.

NOTE 10-COMMITMENTS AND CONTINGENCIES

(A)Employment Contracts

The Company has a five year employment agreement dated July 1, 1996 with its chief executive officer in the base amount of $104,000 per year, together with cost of living adjustments and insurance. The Company also has similar agreements with the president of its foreign subsidiary, and also with its former chairperson and chief operating officer, which is in the process of being challenged (see Note 6). The Company also has an oral agreement with the president of its American subsidiary for a salary in the base amount of $104,000 per year.

(B)Operating Leases

The Company has operating leases for its production facilities and office space. Aggregate minimum future annual rental payments are as follows:

                    Year Ending
                     March 31,                       Total
                     --------                        -----
                         1999                       $195,854
                         2000                        192,104
                         2001                        123,004
                         2002                        105,110
                         2003                         96,351
                                                    --------
                         Total                      $712,423
                                                    ========

Rent expenses for the years ended March 31, 1998 and 1997 were $96,250 and $77,000 respectively.

(C)Other matters and Litigation

The Company has been threatened with a lawsuit by its former chairperson and chief operating officer, who alleges breaches of various agreements; the Company has threatened a lawsuit against such individual. In the opinion of counsel the amount at issue appears to be $300,000, which includes the balance of an employment contract and the settlement of $70,807 due from the individual (see Note 6), by performing services under a consulting agreement. The Company is attempting to negotiate the resolution of this matter.

The Company has been sued by a stockholder who is seeking monetary damages, specific performance, equitable relief and costs in the amount of $3,000,000. The Company and its counsel believe that this suit is completely without merit and will vigorously defend it.

NOTE 11-ACQUISITION AND RECENT AGREEMENT

As at June 30, 1997, the Company entered into an agreement to acquire the various privately owned corporations that comprise the Word House Group (Word House), for 385,000 shares of its Common Stock. Word House has been in business since 1984 and has offices in The Netherlands, France, Great Britain and China. Word House translates and localizes documents and software, concentrating on European languages.

Based on a subsequent modification to the agreement, 200,000 of the common shares are to be contingently issuable based on achieving certain levels of earnings. Accordingly, the transaction has been accounted for as a purchase. The excess of the estimated fair value of common shares, over the underlying fair values of the net assets acquired, together with the costs of the transaction have been recorded as excess of purchase price over fair value of net assets acquired (Excess), and is being amortized over a 15 year period. The consolidated financial statements include 100,000 shares to be issued based upon required earnings level having been met as of March 31, 1998. The Company has recorded the estimated fair value of these shares as additional excess for such contingent shares.

The purchase price was recorded as follows:


        Current assets                                            $ 677,770
        Property and equipment (net)                                375,972
        Excess of cost over fair value of assets acquired         1,453,262
                                                                 ----------
             Total assets                                         2,507,004
        Liabilities                                                (913,026)
             Total cost of acquisition                           $1,593,978

        Stock issued - 285,000 shares                            $1,510,000
        Acquisition costs                                            83,978
                                                                 ----------
        Purchase price                                           $1,593,978
                                                                 ==========

The condensed unaudited pro forma information of the Company for the years ended March 31, 1998 and 1997 are presented as if the acquisition had occurred on April 1, 1997 and 1996. The pro forma information for the year ended March 31, 1997 included Word House for the year ended December 31, 1996. The pro forma information is not necessarily indicative of the results that would be recorded had the acquisition occurred on these dates, nor is it indicative of the Company's future results:

                                                      Pro Forma
                                                 Year Ended March 31,
                                              1998                1997
                                              ----                ----
     Revenues                              $7,051,843          $6,519,843
     Net (loss) income                        (35,429)            351,057
     (Loss) uncome per share-basic               (.02)                .20
     (Loss)Income per share-diluted              (.02)                .17
     Weighted average shares-basic          2,270,250           1,750,000
     Weighted average shares-diluted        2,270,250           2,038,000

On April 6, 1998, the Company entered into an agreement with the New Jersey Department of Labor and Felician College to develop a network of qualified translators and localizers. The implementation of a certificate training program will contribute to a strategically important agenda in the State's economic plan; i.e.: the fulfillment of high tech, high paying jobs for New Jersey residents in the rapidly growing translation/localization/desk top publishing industry. Under this partnership, the State of New Jersey will provide funding for the Felician College Office of Continuing Education to implement the certificate program comprised of three core courses and one elective. The Company is providing the core curriculum and is training Felician staff. All program graduates who participate in the program may enroll in paid internships at the Company.

On June 29, 1998, the Company formed The Translation Group (Canada) as a wholly owned subsidiary of the Company to operate in Canada.

NOTE 12-SEGMENT OPERATIONS

The sales of BTS originate in the United States to domestic and foreign customers. Translation/localization is in Japanese, Chinese, and other languages of the Asian rim, as well as European languages and Canadian French. The sales of Word House originate in Europe and are almost entirely in Dutch, French and other European languages.

Financial information that can be classified by the principal locations of the Company is as follows:


                                              United
                                              States               Foreign               Eliminations                  Total
Revenues                                      $3,831,542           $2,722,789            $(133,498)                 $6,420,833
                                              ==========           ==========            ==========                 ==========
Net income (loss)before
     provisions for income                     $(144,179)            $154,302                                          $10,123
                                               ==========            ========                                          =======
     taxes
Identifiable assets as at
     March 31, 1998                           $7,257,766           $1,147,378            $(224,156)                 $8,180,988
                                              ==========           ==========            ==========                 ==========

NOTE 13-FOURTH QUARTER ADJUSTMENTS


Research and development costs were capitalized through December 31, 1997 and were expensed during the quarter ended March 31, 1998. The effect on income before that for the nine months ended was $180,000 and $108,000 net of taxes.

The Word House acquisition was previously treated as a pooling of interests, for accounting purposes and revised in the fourth quarter to reflect purchase based upon a modification to the agreement. Accordingly, approximately $25,000 of additional expenses should have been recognized through December 31, 1997.