Form 10KSB/A
period 1998-03-31
TRANSLATION GROUP LTD
filed 1998-08-14
CIK 1019356

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                           FORM 10-KSB/A Amendment 1

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

         For the Fiscal Year Ended           Commission file number  000-21725
         March 31, 1998

                           The Translation Group, Ltd.
                 (Name of small business issuer in its charter)

Delaware                                              23-3382869
(State or other jurisdiction of           (I.R.S. Employ.Ident. No.)
incorporation  or organization)

332C Haddon Avenue                                    08108
Westmont, NJ                                         (Zip Code)
(Address of principal executive offices)

Issuer's telephone number: (609) 858-6614

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,278,340 ( includes 138,000 to be issued) shares of common stock, par value $ .001 per share, as of June 30, 1998

Transitional Small Business Disclosure Format: Yes ___; No X

Item 10. Executive Compensation.

EMPLOYMENT AGREEMENTS

The Company has a five year written employment contract with its Chief Executive Officer for an annual base salary of $104,000 during each of the five years thereof, plus annual cost of living adjustments. This agreement also (i) contains restrictions on competing with the Company for two years following termination of employment, (ii) provides for severance payments in the event of termination without cause by the Company in an amount equal to the aggregate amount of payments due under the term of the Agreement (without regard to extensions), but in no event less than one year's compensation, (iii) provides that the Company will purchase a life insurance policy naming as beneficiary a person chosen by the officer in an amount equal to 2.5 times his salary and (iv) provides for a car or a car allowance. The Company also has similar agreements with the president of its foreign subsidiary, and also with its former chairperson and chief operating officer, which is in the process of being challenged. See Note 9, Notes to Consolidated Financial Statements and "Business Litigation". The Company also has an oral agreement with the president of its American subsidiary for a salary in the base amount of $104,000 per year.

EXECUTIVE COMPENSATION

The following table summarizes the total compensation of the principal executive officers of the Company at rates in excess of $100,000 for the fiscal years ending March 31, 1998 and March 31, 1997.

SUMMARY COMPENSATION TABLE

Name                             Annual Compensation
Principal Position               Year Ended  Salary       Other       Stock
                                 March 31                             Options(#)

Charles D. Cascio                1998        $106,775     $19,188(ii  None
 President & CEO                 1997(i)     $ 87,000     N/A         100,000
                                 ----        --------     ----------  -------

Theodora Landgren                1998        $106,775     $ 9,000(ii  None
 Chief Operating                 1997        $104,000     N/A         100,000
                                             --------     ----------  -------
 Officer

(i)      From May 10, 1996 to March 31, 1997.
(ii) consists of car allowance and related expenses ($11,975), medical reimbursement ($3,241) and life insurance premium ($3,902)
(iii)    consists of car allowance and related expenses

STOCK OPTION PLAN

         In October of 1996, the Board of Directors and stockholders of the Company adopted a Stock Option Plan (the "Option Plan") as an incentive for, and to encourage share ownership by, the Company's officers, directors and other key employees and/or consultants and potential management of possible future acquired companies. The Option Plan provides that options to purchase a maximum of 2,500,000 shares of Common stock (subject to adjustment in certain circumstances) may be granted under the Option Plan. The Option Plan also allows for the granting of stock appreciation rights ("SARs") in tandem with, or independently of, stock options. Any SARs granted will not be counted against the 2,500,000 share limit.

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

         The Plan is currently administered by the majority vote of a committee (the "Committee") appointed by the Board of Directors and comprised of at least two members of the Board who, in the case of the Option Plan, are not eligible to receive options, other than pursuant to a formula, it being intended that such plan shall qualify under Rule 16b-3 as promulgated pursuant to the Securities Exchange Act of 1934, as amended. The Committee designates those persons to receive grants under the Plan and determines the number of options to be granted and the price payable for the shares of Common stock thereunder. The price payable for the shares of Common stock under each option is fixed by the Committee at the time of the grant, but, for incentive stock options, must be not less than 100% (110% if the person granted such option owns more than 10% of the outstanding shares of Common stock) of the fair market value of Common stock at the time the option is granted, and 85% of such price for non-qualified stock options. The above notwithstanding, the Company intends shortly to amend the Option Plan so it will conform to the recent revisions of Rule 16b-3.

         SeeNote 8- Stock Options and Warrants, Notes to Consolidated Financial Statements, relative to the granting of options during the year ended March 31, 1998, unexercised options held as of the end of the fiscal year, options exercised and options forfeited during the year.

COMPENSATION OF DIRECTORS

Directors of the Company are not compensated for their services, in that capacity. See "Executive Compensation - Employment Agreements" for descriptions of other agreements between the Company and certain of its directors.

Section 16(a)  Beneficial Ownership Reporting Compliance.

Based solely upon a review of the Company's files, it appears that during the fiscal year ended March 31, 1998, Messrs. Wussler and Grau failed to file a Form 3; Mr. Cascio failed to timely file a Form 4 and Mr. Grau failed to file a Form
4. The Company has reviewed this matter with counsel and is in the process of implementing procedures to prevent future occurrences.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Company's Common stock, as of June 30, 1998, (a) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common stock, (b) each director and executive officer of the Company who owns shares and (c) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares.

                                      COMMON STOCK
                                       OWNED                   PERCENTAGE
NAME AND ADDRESS                    BENEFICIALLY               OF CLASS

Names and Address (1)               _________________         __________________
---------------------

Theodora Landgren                    485,000                     19.57%
(2)(3)

Charles D. Cascio                    365,000                     14.73%
(2)(4)

Richard J.L. Herson                  73,000                      3.17%
(5)

Gary M. Schlosser                    30,000                      1.30%
(6)

Julius Cherny                        200,000                     8.07%
(6)

James W. Grau                        6,660                       .29%
(7)

Edouard Prisse                       238,000                     10.45%
(1)(8)

All Executive Officers and
Directors as a Group(9)              1,397,660                   47.52%


(1) Uses the  Company's  address at 332C Haddon  Avenue,  Westmont,  NJ
    08108.
(2) Includes 100,000 currently exercisable warrants and 100,000 currently vested stock options.
(3) Does not include an additional 112,500 shares of Common Stock held in a Voting Trust under which she has sole voting control until December 2, 1998. With such shares she controls 24.11% of the Common Stock.
(4) Does not include an aggregate of 144,000 shares owned by his adult independent children. Mr. Cascio disclaims beneficial ownership of such shares.
(5) Includes  26,000  currently  exercisable  stock  options.
(6) Consists of currently  exercisable  stock  options.
(7) Consists of  currently exercisable warrants.
(8) Does not include an additional 100,000 shares of Common Stock he will receive provided Word House meets certain earnings milestones.
(9) Includes 662,660 shares of currently exercisable stock options and warrants. Does not include 815,000 stock options granted to executive officers and directors. See Note 8, Stock Options and Warrants, above.


Item 12. Certain Relationships and Related Transactions.

The Company has an exclusive license agreement with Dr. Julius Cherny, President of BTS, and a Director of the Company, for the worldwide rights to an automated machine translation system for which Dr. Cherny has filed a patent application and an agreement to deliver an automated machine translation system and other related software tools. The Company has entered into written employment agreements with certain of its officers. See "Business - System Acquisitions and Developments."

Business-

As part of the Company's January 1996 transaction with BTS, as a shareholder of BTS, Ms. Landgren received a pro rata amount of stock in the Company, amounting to 677,500 shares of Common stock, which has since been reduced to 385,000 shares by accounting for her give-back to the Company of 292,500 shares and which was further reduced to 285,000 shares by the sale by the Underwriters of 100,000 shares on her behalf as part of the IPO. As a prerequisite for the Underwriter entering into this transaction with the Company, it required that not more than 1,226,000 (post-Reverse Split) shares of Common stock be outstanding. In order to meet this limit an aggregate of 665,000 shares of Common stock were returned to the Company by various stockholders including Ms. Landgren (292,500 shares), Mr. Cascio and his family members (300,000 shares) and Mr. Herson (7,500 shares). In an attempt to compensate such people for their loss, on May 24, 1996, the Company granted 100,000 warrants, to each of Ms. Theodora Landgren and Mr. Charles Cascio. These warrants are identical in all respects of the 1,840,000 Warrants that were sold by the Company.

See Note 6- Related Party Transactions, Notes to Consolidated Financial Statements regarding transactions with Michael Cascio, Esquire, son of the Company's CEO, loans to Theodora Landgren and Charles Cascio and payments to directors, Richard J.L. Herson and James Grau.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE TRANSLATION GROUP, Ltd.


                            By: /s/CHARLES D. CASCIO
                                Charles D. Cascio
                                    President

                              Dated: August 7, 1998


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                          Date

/s/ CHARLES D. CASCIO          President, Chief Executive     August 13, 1998
CHARLES D. CASCIO              Officer and Director

/s/ JULIUS CHERNY              Chief Financial Officer and    August 13, 1998
JULIUS CHERNY                  Director

THEODORA LANDGREN              Director                       __________________


/S/ RICHARD J.L. HERSON        Director and Employee          August 13, 1998
RICHARD J.L. HERSON

GARY M. SCHLOSSER              Director                       __________________


/s/ JAMES W. GRAU              Director                       August 13, 1998
JAMES W. GRAU

ROBERT WUSSLER                 Director                       __________________

         THIS LETTER OF UNDERSTANDING IS MADE AS OF THIS 6th day of April, 1998, by and between the Bureau of Translation Services, Inc., (hereinafter called "BTS") and Felician College (hereinafter called "Felician College").

OBJECTIVE

To provide a pipeline of trained certified translators/desktop publishers ready for employment in a rapidly expanding industry.

BACKGROUND

A compelling argument has been made by BTS to both the New Jersey Commissioner of Labor and to the administration of Felician College that the need for approximately five-thousand (5000) trained certified translators/desktop exists in the burgeoning translation industry in New Jersey. In December 1997 and again in January 1998, Mark Boyd, the Assistant Commissioner of Labor, visited Felician College to discuss how the development of a certificate training program in this industry would contribute toward a strategically important agenda in the State's economic plan, i.e., providing New Jersey citizens opportunities to participate in a growing industry by establishing an incubator for the translation/desktop publishing industry.

ALLIANCE

The parties  propose the  development of a certificate  training  program in New
Jersey that contributes to the economic development of New Jersey through a public/private alliance among New Jersey, BTS and Felician College wherein New Jersey will fund the alliance, Felician College will provide facilities and educational training, and BTS will provide consultation services as well as actively participate in the placement and employment of the certificate training program graduates through a translation network exclusive to BTS.

STUDENT PROFILE AND SELECTION

BTS shall use its hands-on knowledge of the translation industry to identify eligible candidates and Felician College will pre-qualify candidates for academic fitness. BTS and Felician College will develop in concert appropriate recruitment materials with emphasis placed upon creating a selection process that maximizes a candidate's chances of both academic and vocational success. Said recruitment materials will be forwarded to the appropriate advisors at county workforce centers where the State Department of Labor has developed an expeditious referral plan to assist in the general recruitment of the candidates.

Potential candidates will be directly recruited by Felician College and BTS, as well as be referred to Felician College and BTS by the appropriate advisors at county workforce centers. Felician College and BTS will identify eligible and academically fit students. Candidates who qualify for admission into the Certificate Training Program will generally be adults who possess basic computer skills, are familiar with word processing, in excellent command of a foreign language, and possess verbal and written idiomatic fluency with English.
 Those candidates who qualify for admission into the Certificate Training Program and also qualify under the Job Training Partnership Act (JPTA), will be referred to the JTPA Coordinator at the Bergen County Technical School Workforce Center for processing. Qualified applicants who are not eligible under the JTPA will be welcome as private students.

EDUCATIONAL PLAN

The Felician College Office of Continuing Education in conjunction with BTS will develop a certificate program consisting of three core courses and one elective. Students must complete four out of a possible five courses to earn a certificate. The courses will be delivered initially in the face-to-face mode and incorporate distance learning delivery components after appropriate development.

The first certificate training program will be a pilot program wherein the faculty will be volunteers from BTS's staff who meet the criteria for Felician College Continuing Education Adjunct Faculty. After the pilot phase is over, two Felician College instructors who have been trained by BTS's staff in the pilot phase will coordinate and staff all future certificate training programs.

ACTIVITIES

(Felician) Provide facilities and instruction leading toward a certificate in Translation Services with Continuing Education Units (CEU's); Assessment; Pre-Placement Support;

(BTS) Consulting services to Felician College; Internship wherein BTS will employ successful and eligible candidates for one-half the regular rate currently paid to translators; BTS will use its bests efforts in the placement and employment of the graduates as independent translators.

Instruction

Students will receive 120 hours (12 CEU's) of sequential instruction, on weekday evenings and Saturday mornings, over two 10-week trimesters, for a total of 120 hours as follows:

         Trimester One
               Fundamentals of Translation                       (40 hours)
               Project Managing & Editing                        (20 hours)
         Trimester Two
               Use of Translation Tools                          (40 hours)
               Computer Concepts or Environmental Concepts       (20 hours each)

Competency Assessment

Students will receive a total of five hours of assessment in the form of midpoint (two hours) and end- point (three hours) comprehensive tests to evaluate progress and skill level.

Pre-Placement Support/Post Placement Follow-up
Students will be monitored throughout the project by an advisor who will track their progress, provide intervention where necessary, and act as a liaison with BTS for internships and placement. The Advisor will also track post placement activities for 90 days after internships.

Paid Internship

During their second trimester, successful and eligible students will be assigned material to translate under the guidance and supervision of translators from BTS wherein the students will be paid one-half the going hourly rate for translators.

Placement

Students who have successfully completed the instruction phase of the Translation Project and who have successfully completed an internship with BTS, will receive a Certificate in Translation Services from Felician College. In addition, BTS will use its bests efforts in the placement and employment of the graduates as independent translators through a translation network exclusive to BTS.

FACULTY

         Felician Faculty Training Two qualified instructors will be selected to train as adjuncts for the Translation Project. The training will be in two stages: * 12 hours of lecture and practicum conducted by BTS trainers over two consecutive Saturdays. * And 60 hours of observation of classes in session during the pilot phase. BTS trainers will conduct the lecture and practicum at no cost to the Project. Faculty training will be scheduled for September 1998 unless the Department of Labor and Felician College can finalize outstanding logistical issues before April 15, 1998 at which time the faculty-training schedule could be advanced to May 1998.

PROJECTED SCHEDULE*

Trimester One                                          (September-December 1998)
    Fundamentals of Translation; From Theory to Practice Tue/Thur,6:30-8:30 p.m
    Project Managing and Editing                        Wednesday 6:30-8:30 p.m.
Trimester Two                                         (January, 1999-April 1999)
     Use of Translation Tools                     Saturday, 8:30 a.m.-12:30 p.m.
     Computer Concepts & Terminology                 Friday, 6:30 p.m.-8:30 p.m.
     Environmental Concepts & Terminology            Friday, 6:30 p.m.-8:30 p.m.



*Felician College reserves the right to cancel undersubscribed courses upon two weeks notice to all involved parties.

**If logistical issues between Department of Labor and Felician College are finalized before April 15, 1998, it is possible that Trimester One start-up could be advanced to May 1998.


CURRICULUM

1.  Fundamentals of Translation; From Theory to Practice
Topics: Understanding Communication, Function of Language, Linguistic Theory, Notion of Language Localization, Machine Translation Systems, Version Control

2.  Project Management & Editing
Topics: Communications, Terminology, Scheduling / Project Life Cycle Review Process, Proofreading, Desktop Publishing
Planning Documents (WBS, Gantt Charts, PERT Charts, CPM, Milestone Charts) Management Tools (Microsoft Project, Lotus Notes)

3.  Use of Translation Tools
         A.  Consistency and Localization
                  Programming languages and localization  tools
                    (Transit,  TM/2, TRADOS Workbench, DejaVu, etc.)
         B.       Integration  of word  processing and  localization  tools
                    Word Processing Packages:
                         (Framemaker, Word for Windows, Word Perfect,
                          Page Maker, SGML, Graphic User Interface, etc.)
         C.  Integration of Help processing packages and localization tools
         D.  Glossary Resources
         E.  Customized Style Guides

4. Computer Concept & Terminology
(Curricula to be developed)

5. Environmental Concepts & Terminology
(Curricula to be developed)

Cost for instruction: $4,000/stu.

EFFECT

It is the intent of the parties that the provisions herein are subject to final approval by empowered Officers of Felician College and of BTS.

  BTS.                                                          Felician College

  By:  /s/ Luis M. Garcia -Barrio Ph.D.           By: /s/ Ann Lippel
             Vice President                       Director-Continuing Education

  Date:        April 6, 1998                                Date:  April 7, 1998
               -------------                                       -------------