Form 10QSB
period 1998-06-30
TRANSLATION GROUP LTD
filed 1998-08-14
CIK 1019356

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period of Three Months Ended June 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission file number 000-21725

                           The Translation Group, Ltd.
             (Exact name of registrant as specified in its charter)

Delaware State                              23-3382869
332-C Haddon Avenue                         (I.R.S. Employer Identification No.)
Westmont, NJ                                08108
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

Common Stock, .001 Par Value-Issued 2,278,340 shares as of June 30, 1998.

                                      Index


Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets - June 30, 1998 and March 31, 1998

     Condensed consolidated statements of income - Three months ended June 30, 1998 and 1997.

     Condensed consolidated statements of cash flows - Three months ended June 30,1998 and 1997.

     Notes to condensed consolidated financial statements - June 30, 1998

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

  Item 3.         Defaults upon Senior Securities

  Item 4.         Submission of Matters to a Vote of Security Holders

  Item 5.         Other Information

  Item 6.         Exhibits and Reports of Form 8-K




Signatures

                           The Translation Group, Ltd.
                                and Subsidiaries
                           Consolidated Balance Sheets
            June 30, 1998 (unaudited) and March 31, 1998 (unaudited)





                                                                                June 30,         March 31,
                                                                                  1998            1998



ASSETS:
 Current assets:
   Cash and cash equivalents                                                 $      1,447,435     $ 1,297,039
   Investment in US Government obligations, at cost                                 2,000,401       2,000,573
   Accounts receivable, net of allowance for
   doubtful accounts of $80,000                                                     1,057,635       1,184,040
   Work in process                                                                    791,626         737,697
   Other current assets                                                               247,540         144,375

 Total current assets                                                               5,544,637       5,363,724

 Property and equipment, net of accumulated depreciation and amortization of
 $573,695 and $514,998, respectively                                                   908,940        861,748

 Excess of purchase price over fair value of net assets acquired, net of
 accumulated amortization of $96,884 and $72,663, respectively                       1,356,378      1,380,599
 Certificate of deposit, pledged                                                       106,540        100,000
 Loans and receivables from officers                                                   205,532        205,532
 Other assets                                                                          155,508        171,685
 Deferred income taxes                                                                  97,700         97,700

 TOTAL ASSETS                                                                      $ 8,375,235    $ 8,180,988

 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Accounts payable                                                                   $ 276,814     $ 342,803
   Notes payable                                                                        180,130
   Current maturities of long-term debt                                                  75,000        75,000
   Accrued liabilities                                                                  449,586       751,718
   Deferred income                                                                       53,332        67,948
   Accrued income taxes                                                                 162,167        31,954
   Deferred income taxes                                                                345,074       315,872

 Total current liabilities                                                            1,542,103     1,585,295

 Long-term debt, less current maturities                                                 56,250        75,000

 TOTAL LIABILITIES                                                                    1,598,353     1,660,295

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 authorized, no shares issued
   and outstanding                                                                        -                -
   Common stock, $.001 par value, 15,000,000 shares authorized, 2,278,340
   shares outstanding and to be issued and 1,991,340 outstanding, respectively            2,278         2,278
   Additional paid-in capital                                                         6,051,985     6,051,985
   Unearned portion of compensatory warrants                                           (180,000)     (225,000)
   Retained earnings                                                                    889,947       681,661
   Foreign currency translation adjustment                                               12,672         9,769

 Total stockholders' equity                                                           6,776,882     6,520,693

 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                               $ 8,375,235   $ 8,180,988


                           The Translation Group, Ltd.
                                and Subsidiaries
                        Consolidated Statements of Income
          For the three months ended June 30, 1998 and 1997 (unaudited)




                                                                                  3 months June 30,3 months June 30,
                                                                                         1998             1997


 Revenue                                                                              $ 2,042,783       $ 866,120
 Cost of revenue                                                                        1,082,599         544,614

 Gross profit                                                                             960,184         321,506

 Cost and expenses:
  Selling, general and administrative                                                     560,177         282,648
  Amortization of compensatory warrants                                                    45,000
  Amortization of excess of purchase price over fair
  value of net assets acquired                                                             24,221            -
 Total                                                                                    629,398         282,648

 Income before other income (expense)                                                     330,786          38,858

 Other income (expense):
  Interest income                                                                          51,961          49,745
  Interest expense                                                                        (14,761)           (184)
                                                                                           37,200          49,561

 Income before provision for income taxes                                                 367,986          88,419

 Provision for income taxes                                                               159,700          34,480

 Net income                                                                             $ 208,286        $ 53,939



 Net income per common share outstanding (basic and diluted)                               $ 0.09          $ 0.03

 Weighted average shares outstanding                                                    2,278,340       1,961,500



                           The Translation Group, Ltd.
                                and Subsidiaries
                      Consolidated Statements of Cash Flow
          For the three months ended June 30, 1998 and 1997 (unaudited)




                                                                                   3 months June 30,  3 months June 30,
                                                                                         1998            1997




Cash flows provided by (used for) operating activities:
  Net income                                                                              $ 208,286         $ 53,939
  Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
   Depreciation and amortization                                                            140,500           14,064
   Deposits                                                                                   3,595
   Deferred income taxes                                                                     29,202
 Changes in operating assets and liabilities:
  Accounts receivable                                                                       126,405          (91,940)
  Work in process                                                                           (53,929)         (27,216)
  Other current assets                                                                     (103,165)          (5,282)
  Accounts payable                                                                          (65,989)          68,654
  Notes payable                                                                             180,130          (54,722)
  Accrued liabilities and deferred income                                                  (316,748)          44,242
  Accrued income taxes                                                                      130,213           49,340

Net cash provided by (used for) operating activities                                        278,500           51,079

Cash flows provided by (used for) investing activities:
  Investments in US Government obligations                                                      172
  Purchase of property and equipment                                                       (105,889)        (107,307)
  Investment in certificate of deposit                                                       (6,540)            -

Net cash provided by (used for) investing activities                                       (112,257)        (107,307)

Cash flows provided by financing activities:
  Net proceeds from issuance of common stock                                                                  79,440
  Payments on long-term debt                                                                (18,750)        (150,000)

Net cash flows provided by (used for) financing activities                                  (18,750)         (70,560)

Foreign currency translation adjustment                                                       2,903

Net increase (decrease) in cash and cash equivalents                                        150,396         (126,788)

Cash and cash equivalents, beginning of period                                            1,297,039          658,196

Cash and cash equivalents, end of period                                                $ 1,447,435        $ 531,408




Notes to Condensed Consolidated Financial Statements June 30, 1998 (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. Effective June 30, 1997, and as later amended, the Company acquired all the issued and outstanding common stock of the companies that comprise the Word House Group (Word House) in exchange for 185,000 of its common shares and 200,000 additional common shares contingent on future earnings levels, of which 100,000 shares were issuable as of March 31, 1998. Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended March 31, 1998, Form 10-K.



Note B - Earning Per Share

As of June 30, 1998, there were 2,278,340 shares of common stock outstanding. For the comparable period in 1997, there were the equivalent of 1,991,340 shares outstanding. For the purpose of computing earnings per share, average shares outstanding during the three months ended June 30, 1998 was 2,278,340 in comparison to 1,961,500 for the three months ended June 30, 1997. In addition, there are outstanding common stock options of 1,197,000 shares at an average price of approximately $5.50 per share and 2,186,660 warrants to purchase common stock of the Company at an average price of approximately $6.00 per share. There is no dilution effect on the computation of earnings per share reflecting the exercise of these options and warrants.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - (stated in thousands)

For the three months ended June 30, 1998, consolidated net sales increased $1,177 in comparison to the corresponding period in 1996, from $866 to $2,043. Net income increased in comparison to the prior period, from $54 to $208. Net income per share rose to $.09 from $.03 per share. Gross profit increased from $322 to $960, (increasing from 37% of sales to 47% of sales). Selling, general and administrative expenses increased from $283 to $560, decreasing from 33% to 27% of sales respectively. Interest income net of interest expense amounted to $37 for the current quarter in comparison to $50 for the prior quarter.


Discussion

The increase in sales of $1,177,000 for the current three months as compared to the same period for the prior year, consists of an increase in sales of the domestic subsidiary in the amount of $770,000 and the net sales in the amount of $407,000 of the acquired foreign subsidiaries. The increase in sales of the domestic subsidiary was due to the fact that the Company was able to utilize software based translation tools effectively to meet customers' turnaround requirements and still maintain quality control.

The net income for the three month period ended June 30, 1998 in comparison to the same period of the prior year was positively impacted by the fact that the increase in sales, as previously mentioned, was greater than the increase in the relatively fixed costs of production facilities and selling and administrative overheads.


Liquidity and Sources of Capital

During the three months ended December 31, 1997, working capital increased approximately $230,000 from $3.8 million to $4 million. The Company generated cash from operations in the amount of $279,000, invested $106,000 in equipment and related software, and incurred other changes in cash as detailed in the accompanying consolidated statement of cash flows.

Part II - Other Information


Item I. Legal Proceeding - none

Item 2. Changes In Securities - none

Item 3. Defaults Upon Senior Securities - n.a.

Item 4. Submission Of Matters To A Vote Of Security Holders - none

Item 5. Other Information - none

Item 6. Exhibits And Reports Of Form 8-K - none




                                                    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  August 14, 1998                       /s/ Charles D. Cascio
                                            President & CEO
                                            The Translation Group, LTD.
                                                (Registrant)
                                                (Name and Title)


Dated  August 14, 1998                       /s/ Charles D. Cascio
                                            President & CEO
                                                  (Name and Title)