Form 10QSB
period 1998-09-30
TRANSLATION GROUP LTD
filed 1998-11-18
CIK 1019356

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period of Three Months Ended September 30, 1998.

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

332C Haddon Avenue
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

Common Stock, .001 Par Value-Issued 2,278,340 shares as of September 30, 1998.

                                      Index


Part I.  Financial Information

  Item 1.         Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - September 30, 1998 and March 31, 1998

                  Condensed consolidated statements of income - Three months ended September 30, 1998 and 1997; six months ended September 30, 1998 and 1997

                  Condensed consolidated statements of cash flows - Six months ended September 30, 1998 and 1997

                  Notes to condensed consolidated financial statements - September 30, 1998

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

  Item 3.         Defaults upon Senior Securities

  Item 4.         Submission of Matters to a Vote of Security Holders

  Item 5.         Other Information

  Item 6.         Exhibits and Reports of Form 8-K

Signatures

                           The Translation Group, Ltd.
                                and Subsidiaries
                           Consolidated Balance Sheets
          September 30, 1998 (unaudited) and March 31, 1998 (unaudited)


                                                                         September 30,     March 31,
                                                                             1998            1998
                                                                             ----            ----

 ASSETS:
 Current assets:
   Cash and cash equivalents                                                     $  942,884     $ 1,297,039
   Investment in US Government obligations, at cost                               2,000,229       2,000,573
   Accounts receivable, net of allowance for doubtful accounts of
    $74,166 and $80,000, respectively                                             1,243,807       1,184,040
   Work in process                                                                  352,327         737,697
   Other current assets                                                             293,423         144,375
                                                                                   --------        -------

 Total current assets                                                             4,832,670       5,363,724

 Property and equipment, net of accumulated depreciation and amortization of
   $631,630 and $514,998, respectively                                              932,009         861,748
                                                                                   --------         -------

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $121,105 and $72,663, respectively                  1,332,157       1,380,599
 Certificate of deposit, pledged                                                    106,540         100,000
 Loans and receivables from officers                                                137,500         205,532
 Other assets                                                                       300,473         171,685
 Deferred income taxes                                                               97,700          97,700
                                                                                 -----------    -----------

 TOTAL ASSETS                                                                   $ 7,739,049     $ 8,180,988
                                                                               =============    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Accounts payable                                                               $ 421,356       $ 342,803
   Notes payable                                                                    104,277

  Current maturities of long-term debt                                               75,000          75,000
   Current portion of settlement agreement                                          154,435             -
   Accrued liabilities                                                              571,730         751,718
   Deferred income                                                                   21,795          67,948
   Accrued income taxes                                                                  -           31,954
   Deferred income taxes                                                            315,872         315,872
                                                                                  ----------      ---------

 Total current liabilities                                                        1,664,465       1,585,295

 Long-term debt, less current maturities                                             31,250          75,000
 Settlement agreement, less current portion                                         180,174              -
                                                                                  ----------      ---------

 TOTAL LIABILITIES                                                                1,875,889       1,660,295
                                                                                  ----------      ---------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 authorized, no shares issued
    and outstanding                                                                   -               -
   Common stock, $.001 par value, 15,000,000 shares authorized, 2,278,340
    shares outstanding and to be issued                                               2,278           2,278
   Additional paid-in capital                                                     6,051,985       6,051,985
   Unearned portion of compensatory warrants                                       (135,000)       (225,000)
   Retained earnings                                                                  6,972         681,661
   Common stock in treasury, 8,000 shares                                           (68,032)          -
   Foreign currency translation adjustment                                           18,901           9,769
                                                                                  ----------      ---------

 Total stockholders' equity                                                       5,863,160       6,520,693
                                                                                  ----------      ---------

 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                           $ 7,739,049     $ 8,180,988
                                                                                =============   ===========


                           The Translation Group, Ltd.
                                and Subsidiaries
                        Consolidated Statements of Income
       For the three months ended September 30, 1998 and 1997 (unaudited)
        and the six months ended September 30, 1998 and 1997 (unaudited)




                                                                    3 months      3 months      6 months      6 months
                                                                    September     September     September     September
                                                                      1998          1997          1998           1997



 Revenue                                                           $   1,416,330 $ 1,413,654   $ 3,383,728   $ 2,279,774
 Cost of revenue                                                       1,273,544     897,604     2,442,388     1,442,218

 Gross profit                                                            142,786     516,050       941,340       837,556

 Cost and expenses:
  Selling, general and administrative                                    659,732     409,262     1,002,283       543,383
 Corporate overhead                                                      526,899     145,930       763,372       294,457
  Amortization of excess of purchase price over fair
   value of net assets acquired                                           24,221         -          48,442           -
 Total                                                                 1,210,852     555,192     1,814,097       837,840

 (Loss) before other income (expense)                                 (1,068,066)    (39,142)     (872,757)         (284)

 Other income (expense):
  Interest income                                                         50,575      48,890       102,537        98,634
  Interest expense                                                       (16,324)     (4,522)      (29,499)       (4,706)
  Foreign currency gains / (losses)                                      (12,607)         -        (14,194)          -
                                                                          21,644      44,368        58,844        93,928

 (Loss) income before provision for income taxes                      (1,046,422)      5,226      (813,913)       93,644

 Provision for income taxes                                             (125,280)      2,720      (125,280)       37,220

 Net (loss) income                                                    $ (921,142)    $ 2,506    $ (688,633)     $ 56,424

 Net (loss) income per common share outstanding (basic and diluted)      $ (0.40)    $ 0.001       $ (0.30)       $ 0.03

 Weighted average shares outstanding                                   2,278,340   2,278,340      2,278,340    2,112,875



                           The Translation Group, Ltd.
                                and Subsidiaries
                        Consolidated Statements of Comprehensive Income For the three months ended September 30, 1998 and 1997 (unaudited)
        and the six months ended September 30, 1998 and 1997 (unaudited)




                                                                    3 months      3 months      6 months      6 months
                                                                    September     September     September     September
                                                                      1998          1997          1998           1997



 Net (loss) income                                                 $   (921,142) $ 2,506       $ (688,633)   $ 56,424
 Other comprehensive income (loss)
     Currency translation adjustment                                      6,229      -              9,132         -
                                                                          -----                     -----
 Comprehensive (loss) income                                       $   (914,913) $ 2,506       $ (679,501)   $ 56,424
                                                                   ============  =======       ==========    ========


                           The Translation Group, Ltd.
                                and Subsidiaries
                      Consolidated Statements of Cash Flow
        For the six months ended September 30, 1998 and 1997 (unaudited)


                                                                                          6 months         6 months
                                                                                       September 30,     September 30,
                                                                                             1998            1997
                                                                                             ----            ----



Cash flows provided by (used for) operating activities:
  Net income                                                                             $ (688,633)        $ 53,939
  Adjustments to reconcile net income to net cash provided by
   (used for) operating activities:
   Depreciation and amortization                                                            285,169           14,064
   Other assets                                                                            (158,539)               -
   Settlement agreement                                                                     334,609                -
 Changes in operating assets and liabilities:
  Accounts receivable                                                                       (59,767)         (91,940)
  Work in process                                                                           385,370          (27,216)
  Other current assets                                                                     (149,048)          (5,282)
  Accounts payable                                                                           78,553           68,654
  Notes payable                                                                             104,277          (54,722)
  Accrued liabilities and deferred income                                                  (226,141)          44,242
  Accrued income taxes                                                                      (31,954)          49,340
                                                                                            --------          ------

Net cash provided by (used for) operating activities                                       (126,104)          51,079

Cash flows provided by (used for) investing activities:
  Purchase of property and equipment                                                       (186,893)        (107,307)
  Investment in certificate of deposit                                                       (6,540)            -

Net cash provided by (used for) investing activities                                       (193,433)        (107,307)

Cash flows provided by (used for) financing activities:
  Net proceeds from issuance of common stock                                                                  79,440
  Payments on long-term debt                                                                (43,750)        (150,000)

Net cash flows provided by (used for) financing activities                                  (43,750)         (70,560)

Foreign currency translation adjustment                                                       9,132             -
                                                                                              ------

Net increase (decrease) in cash and cash equivalents                                       (354,155)        (126,788)

Cash and cash equivalents, beginning of period                                            1,297,039          658,196
                                                                                                             -------

Cash and cash equivalents, end of period                                                  $ 942,884        $ 531,408
                                                                                          ==========       =========


         Notes to Condensed Consolidated Financial Statements September 30, 1998 (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The consolidated statement of income for the six months ended September 30, 1998 (unaudited) is restated to reflect the acquisition of the Word House Companies on June 30, 1997. Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended March 31, 1998, Form 10-K.


Note B - Earning Per Share

 As of September 30, 1998, there were 2,278,340 shares of common stock outstanding. For the purpose of computing earnings per share, average shares outstanding during the three months ended September 30, 1998 and 1997 was 2,278,340. Average shares outstanding during the six months ended September 30, 1998 was 2,278,340 in comparison to 2,112,875 for the six months ended September 30, 1997. In addition, there are outstanding common stock options of 1,197,000 shares at a price of $5.50 per share and 2,186,660 warrants to purchase common stock of the Company at an average price of approximately $6.00 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - (stated in thousands)

For the three months ended September 30, 1998, consolidated net sales increased $3 in comparison to the corresponding period in 1997, from $1,414 to $1,416. Net loss for the three months ended September 30, 1998 was $(921) as compared to net income of $3 in the corresponding prior period, a decrease of $924. Net (loss) income per share for the period was $(.40) compared to net income per share of $.001 for the same period in the prior year. Gross profit decreased from $516 to $143, decreasing from 37% of sales to 10% of sales. Selling, general and administrative expenses increased from $409 to $660, increasing from 29% to 47% of sales, respectively. Interest income net of interest expense amounted to $22 for the current quarter in comparison to $44 for the prior quarter.

Consolidated net sales for the six months ended September 30, 1998 increased $1,104 in comparison to the corresponding period in 1997, from $2,280 to $3,384. Net loss for the six months ended September 30, 1998 was $(689) as compared to net income of $56 for the corresponding prior period. Net (loss) income per share for the period was $(.30) compared to net income per share of $.03 for the same period in the prior year. Gross profit increased by $103, from $838 to $941, decreasing from 37% of sales to 28% of sales. Selling, general and administrative expenses increased from $543 to $1,002, and increased from 24% to 30% of sales. Interest income net of interest expense was $59 for the current six months in comparison to $94 for the same period in the prior year.

The statements presented for the comparative periods are reclassified to agree with the classifications of the current statements.

Liquidity and Sources of Capital - (stated in thousands)

During the six months ended September 30, 1998, working capital decreased approximately $610 to $3.2 million. The Company used cash from operations in the amount of $126, invested $187 in equipment and related software, and incurred other changes in cash as detailed in the accompanying consolidated statement of cash flows.

The Company's results of operations for the six months ending September 30, 1998 include four categories of accounting changes that represent approximately 90% of the loss reported for accounting purposes:
          1.   Future enhancing expenditures
          2.   Non cash charges.
          3.   Research and development.
          4.   Settlement of officer's employment agreement.

FUTURE ENHANCING EXPENDITURES

The Company and the industry in general have been experiencing volatility in sales, rising costs and customer demand for higher quality of the Company's translation and localization services. These conditions seem to have been increasing over the last year or so. Accordingly management undertook an analysis of the Company's business for the purposes of understanding the factors that have caused the swings in sales and revenues, the rise in costs and what steps are required to implement a more stringent quality assurance program. The conclusion of its analysis is that there are structural changes that have occurred and are occurring in the translation/localization industry; more particularly in the markets that the Company services. To deal with this problem management has undertaken a series of actions that are geared to bringing stability to its operatoins, allow it to grow and to provide the Company with the ability to plan for the future.

The six months results of operation include expenditures that were made in furtherance of the management's policy as discussed above. These expenditures have been undertaken to enhance the Company's future; however, from an accounting point of view, they have been written off and have impacted the bottom line for the six months period. Included in the expenses that were written off and which are investments in the future are the following:

          a.   The establishment of a Canadian office.
          b.   The exploration of marketing arrangements and acquisition
               canditates.
          c.   Increase  in  marketing   and   technical   personnel  and  their
               associated training costs.
          d. The development of a marketing program that is being implemented in the last quarter of the calendar year.
          e.   The  implementation  of  an  acquired   accounting  system  which
               produces information for management.
          f. The moving and relocation costs of the US subsidiary's operations to larger facilities.

The approximate sum of these charges for the period is $170,000.

NON CASH CHARGES

Within this category there are two types of amortization of costs:

a. Costs which flow from the valuation of warrants that were issued in exchange for financial consulting services.

b. The amortizatoin of the excess of purchase price over the value of the assets acquired.

The approximate sum of these charges for the period is $170,000.

RESEARCH AND DEVELOPMENT

As previously stated the Company has been pursuing a research and development program devoted to the development of computer systems that facilitate the translation/localization process. It was determined that in accordance with General Accepted Accounting Principles that a portion of the Company's research and development achieved technical feasability as of August 1, 1998, which allows for the research and development expenditures to be capitalized; however, for the four months period prior to August 1, 1998, the Company expensed, as required by General Accepted Accounting Principles, $80,000 of its research and development expenditures.

SETTLEMENT OF OFFICER'S EMPLOYMENT AGREEMENT

The Company settled an outstanding threatened lawsuit by its former chairperson and chief operating officer. The total settlement amounted to approximately $360,000 which included an amount for legal fees. For accounting purposes it was deemed that $275,000 of the settlement was a period expense.

The sum of all of the above is $695,000.

Part II - Other Information

Item I. Legal Proceeding - none

Item 2. Changes In Securities - none

Item 3. Defaults Upon Senior Securities - n.a.

Item 4. Submission Of Matters To A Vote Of Security Holders - none

Item 5. Other Information - none

Item 6. Exhibits And Reports Of Form 8-K - Forms 8-K filed April 17,1997 December 11, 1997 relative to the acquisition of the Word House Companies




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated  November 16, 1998                               /s/ Charles D. Cascio
                                                              President & CEO

                                                     The Translation Group, LTD.
                                  (Registrant)
                                                         (Name and Title)

Dated  November 16, 1998                                /s/ Charles D. Cascio
                                                              President & CEO

                                                             (Name and Title)