Form 10QSB
period 1998-12-31
TRANSLATION GROUP LTD
filed 1999-02-16
CIK 1019356

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period of Three Months Ended December 31, 1998.

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

30 Washington Avenue
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

Common Stock, .001 Par Value-Issued 2,278,340 shares as of December 31, 1998.

                                      Index


Part I.  Financial Information


  Item 1.         Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - December 31, 1998 and March 31, 1998

                  Condensed consolidated statements of income - Three months ended December 31, 1998 and 1997; nine months ended December 31, 1998 and 1997

                  Condensed consolidated statements of comprehensive income - Three months ended December 31, 1998 and 1997; nine months ended December 31, 1998 and 1997

                  Condensed consolidated statements of cash flows - Nine months ended December 31, 1998 and 1997

                  Notes to condensed consolidated financial statements - December 31, 1998

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

  Item 3.         Defaults upon Senior Securities

  Item 4.         Submission of Matters to a Vote of Security Holders

  Item 5.         Other Information

  Item 6.         Exhibits and Reports of Form 8-K


Signatures

                           The Translation Group, Ltd.
                                and Subsidiaries
                           Consolidated Balance Sheets
          December 31, 1998 (unaudited) and March 31, 1998 (unaudited)




                                                                             December 31,     March 31,
                                                                                1998            1998
                                                                                ----            ----

ASSETS:
Current assets:
  Cash and cash equivalents                                                   $   403,612    $ 1,297,039
  Investment in US Government obligations, at cost                              2,000,057      2,000,573
  Accounts receivable, net of allowance for doubtful accounts of
   $74,166 and $80,000, respectively                                              680,642      1,184,040
  Work in process                                                                 596,148        737,697
  Other current assets                                                            386,669        144,375
                                                                              -----------    -----------

Total current assets                                                            4,067,128      5,363,724

Property and equipment, net of accumulated depreciation and amortization of
  $692,606 and $514,998, respectively                                           1,008,886        861,748

Excess of purchase price over fair value of net assets acquired, net of
 accumulated amortization of $121,105 and $72,663, respectively                 1,307,936      1,380,599
Certificate of deposit, pledged                                                   106,540        100,000
Loans and receivables from officers                                               137,500        205,532
Other assets                                                                      172,886        171,685
Deferred income taxes                                                                --           97,700
                                                                              -----------    -----------

TOTAL ASSETS                                                                  $ 6,800,876    $ 8,180,988
                                                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                            $   429,814    $   342,803
  Notes payable                                                                     3,130
  Current maturities of long-term debt                                             75,000         75,000
  Current portion of settlement agreement                                          82,365
  Accrued liabilities                                                             838,990        751,718
  Deferred income                                                                  20,552         67,948
  Accrued income taxes                                                             31,954
  Deferred income taxes                                                            13,896        315,872
                                                                                             -----------

Total current liabilities                                                       1,463,747      1,585,295

Long-term debt, less current maturities                                            18,750         75,000
Settlement agreement, less current portion                                        216,208           --
                                                                                             -----------

TOTAL LIABILITIES                                                               1,698,705      1,660,295
                                                                                             -----------

Commitments and contingencies                                                        --             --

Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 authorized, no shares issued
   and outstanding                                                                   --             --
  Common stock, $.001 par value, 15,000,000 shares authorized, 2,278,340
   shares outstanding and to be issued                                              2,278          2,278
  Additional paid-in capital                                                    6,051,985      6,051,985
  Unearned portion of compensatory warrants                                       (90,000)      (225,000)
  Retained earnings                                                              (818,836)       681,661
  Common stock in treasury, 8,000 shares                                          (68,032)
  Foreign currency translation adjustment                                          24,776          9,769
                                                                                             -----------

Total stockholders' equity                                                      5,102,171      6,520,693
                                                                                             -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                          $ 6,800,876    $ 8,180,988
                                                                              ===========    ===========


                           The Translation Group, Ltd.
                                and Subsidiaries
                        Consolidated Statements of Income
        For the three months ended December 31, 1998 and 1997 (unaudited)
        and the nine months ended December 31, 1998 and 1997 (unaudited)






                                                              3 months       3 months      9 months       9 months
                                                            December 31,    December 31,  December 31,   December 31,
                                                                  1998          1997          1998          1997

 Revenue                                                   $ 1,295,637   $ 1,871,311   $ 4,679,365   $ 4,162,126
 Cost of revenue                                             1,164,140     1,170,148     3,607,254     2,726,237


 Gross profit                                                  131,497       701,163     1,072,111     1,435,889

 Cost and expenses:
  Selling, general and administrative                          773,745       440,363     1,775,934       922,731
  Research and development                                                    60,000        80,000       180,000
  Corporate overhead                                           406,444       222,835     1,089,816       517,293
  Amortization of excess of purchase price over fair
   value of net assets acquired                                 24,221        24,221        72,663        48,442

 Total                                                       1,204,410       747,419     3,018,413     1,668,466

 (Loss) income before other income (expense)                (1,072,913)      (46,256)   (1,946,302)     (232,577)

 Other income (expense):
  Interest income                                               41,915        55,455       138,273       149,001
  Interest expense                                             (11,742)       (1,384)      (35,062)       (1,002)
  Foreign currency gains (losses)                               (4,083)            -       (17,774)           -

                                                                26,090        54,071        85,437       147,999

 (Loss) income before provision for income taxes            (1,046,823)        7,815    (1,860,865)      (84,578)

 Provision for income taxes                                   (201,168)       12,320      (360,368)      (14,120)

 Net (loss) income                                          $ (845,655)      $(4,505)  $(1,500,497)    $ (70,458)

 Net (loss) income per common share outstanding
 (basic and diluted)                                           $ (0.37)       (0.002)      $ (0.66)      $ (0.03)

 Weighted average shares outstanding                         2,278,340     2,278,340     2,278,340     2,168,225



                           The Translation Group, Ltd.
                                and Subsidiaries
                 Consolidated Statements of Comprehensive Income
 For the three months ended December 31, 1998 and 1997 (unaudited) and the nine months ended December 31, 1998 and 1997 (unaudited)

                               3 months     3 months     9 months     9 months
                             December 31, December 31, December 31, December 31,


Net (loss) income              $(845,655)    $(4,505) $(1,500,497)   $(70,458)
Other comprehensive income
(loss)
Currency translation adjustment    5,875       --          15,007        --

Comprehensive (loss) income    $(839,780)   $ (4,505)$ (1,485,490)   $(70,458)

                           The Translation Group, Ltd.
                                and Subsidiaries
                      Consolidated Statements of Cash Flow
        For the nine months ended December 31, 1998 and 1997 (unaudited)



                                                                     9 months        9 months
                                                                    December 31,    December 31,
                                                                        1998           1997
                                                                    -----------    -----------

Cash flows provided by (used for) operating activities:
  Net (loss) income                                                $(1,500,497)   $    87,784
  Adjustments to reconcile net (loss) income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                       423,825         99,111
   Other assets                                                        (39,239)
   Settlement agreement, net of payments                               298,573
 Changes in operating assets and liabilities:
  Accounts receivable                                                  503,398         18,584
  Work in process                                                      141,549       (359,918)
  Other current assets                                                (242,294)       112,076
  Accounts payable                                                      87,011        104,919
  Notes payable                                                          3,130       (133,538)
  Accrued liabilities and deferred income                               39,876        300,679
  Accrued income taxes                                                 (31,954)        70,690
  Deferred income taxes                                               (204,276)          --
                                                                    -----------    -----------

Net cash provided by (used for) operating activities                  (520,898)       300,387

Cash flows provided by (used for) investing activities:
  Purchase of property and equipment                                  (324,746)      (321,456)
  Investment in certificate of deposit                                  (6,540)          --
                                                                    -----------    -----------

Net cash provided by (used for) investing activities                  (331,286)      (321,456)

Cash flows provided by (used for) financing activities:
  Net proceeds from issuance of common stock                           143,022
  Payments on long-term debt                                           (56,250)      (150,000)


Net cash flows provided by (used for) financing activities             (56,250)        (6,978)

Foreign currency translation adjustment                                 15,007         37,421
                                                                    -----------    -----------

Net decrease in cash and cash equivalents                             (893,427)      (331,948)

Cash and cash equivalents, beginning of period                       1,297,039      3,659,307
                                                                    -----------    -----------

Cash and cash equivalents, end of period                           $   403,612    $ 3,327,359
                                                                    ===========    ===========

Notes to Condensed  Consolidated Financial Statements December 31, 1998
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999.

The consolidated statements of income for the three and nine month periods ended December 31, 1997 (unaudited) are restated to reflect the acquisition of the Word House Companies on a pooling of interests basis on June 30, 1997. Accordingly, three months operations for the period April 1, 1997 to June 30, 1997 have been excluded, and amortization of the excess purchase price over fair value of net assets acquired has been retroactively computed for the periods. In addition, fourth quarter adjustments related to research and development have been restated for the appropriate periods of three months ($60,000) and nine months ($180,000) before applicable income tax adjustments of approximately 30%. It should be noted that research & development expenses for the nine month period ended December 31, 1998 was reduced to $80,000. The Company established technical feasibility for its developments as of August 1, 1998, and continued costs have been capitalized. Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended March 31, 1998, Form 10-KSB.

Note B - Earning Per Share

For the  purpose  of  computing  earnings  per  share,  average  shares outstanding during the three months ended December 31, 1998 and 1997 was 2,278,340. Average shares outstanding during the nine months ended December 31, 1998 was 2,278,340 in comparison to 2,168,225 for the nine months ended December 31, 1997. In addition, there are outstanding common stock options of 1,197,000 shares at an average price of approximately $5.50 per share and 2,186,660 warrants to purchase common stock of the Company at an average price of approximately $6.00 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

Note C - Segment Information and Significant Customers

Segment Information -

The sales of BTS (domestic subsidiary) originate in the United States to domestic and foreign customers. Translation/localization is in Japanese, Chinese, and other languages of the Asian rim, as well as European languages and Canadian French. The sales of Word House (foreign subsidiary) originate in Europe and are almost entirely in Dutch, French, and other European languages.

Segment reporting of net loss before income taxes, interest, and amortization of excess of purchase price (stated in thousands):

                                                  Word     Inter
                                         BTS      House    Company      Total

Revenue                               $ 2,587    $ 2,240    $  (148)   $ 4,679
Cost of revenue                         2,054      1,701       (148)     3,607
                                      -------    -------    -------    -------
Gross profit                              533        539        -0-      1,072
Selling, general and
      administrative                    1,465        715       (405)     1,775
                                      -------    -------    -------    -------
Profit before corporate
               overhead                  (932)      (176)       405       (703)
Corporate overhead                        -0-        -0-      1,170      1,170
                                      -------    -------    -------    -------
Net loss before income
  taxes, interest, and
  amortization of excess
  of purchase price                   $  (932)   $  (176)   $  (765)   $(1,873)
                                      -------    -------    -------    -------


Significant Customers -

For the nine months ended December 31, 1998, three customers represented 47% of revenues. The Company has experienced some concentration of credit risk with regard to its accounts receivable. Two customers represent approximately 35% of the total.



Note D - Year 2000

         The Company believes that its financial and operations applications are year 2000 compliant. The Company expects no material impact on its internal information systems from the year 2000 issue. The Company will continue to monitor and evaluate the impact of the year 2000 on its operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -

For the three months ended December 31, 1998, consolidated net sales decreased $575,000 in comparison to the corresponding period in 1997, from $1,871,000 to $1,296,000, or 31%. Net loss increased in comparison to the prior period, from $(5,000) to $(846,000). Net loss per share rose to $(.37) from $(.002) per share. Gross profit decreased from $701,000 to $131,000, decreasing from 37% of sales to 10% of sales. Selling, general and administrative expenses increased in the amount of $334,000, from $440,000 to $774,000, increasing from 24% to 60% of sales, respectively. Interest income net of interest expense amounted to $30,000 for the current quarter in comparison to $54,000 for the prior quarter.

         Consolidated net sales for the nine months ended December 31, 1998 increased $517,000 in comparison to the corresponding period in 1997, from $4,162,000 to $4,679,000, or 12%. Since the acquisition of the Word House Companies took place on June 30, 1997, consolidated net sales for the nine months ended December 31, 1997 does not include net sales for the Word House Companies for the three month period from April 1, 1997 to June 30, 1997. Net loss increased to $(1,500,000) from $(70,000) in comparison to the prior period. Net loss per share increased to $(.66) from $(.03) per share. Gross profit decreased by $364,000, from $1,436,000 to $1,072,000, or 25% (from 35% of sales to 23% of sales). Selling, general and administrative expenses increased from $923,000 to $1,776,000, and increased from 22% to 38% of sales. This increase is due to: (i) additional audit fee for the prior fiscal year and estimated audit fee for the current fiscal year of $135,000; (ii) settlement of officer's employment agreement for $275,000; (iii) marketing and advertising expenses of approximately $150,000; and (iv) amortization of $135,000 related to the valuation of warrants that were issued in exchange for financial consulting services. Additionally, the Company began its transition from a translation service bureau to a technology products oriented company. Interest income net of interest expense was $103,000 for the current nine months in comparison to $148,000 for the same period in the prior year.


Liquidity and Sources of Capital

During the nine months ended December 31, 1998, working capital decreased approximately $ 1,175,000 to $2,600,000.

The Company used cash from operations in the amount of $521,000, invested $325,000 in equipment and related software, and incurred other changes in cash as detailed in the accompanying consolidated statement of cash flows.

Discussion

The Company's results of operations for the nine months ending December 31, 1998 include four categories of accounting charges that represent approximately 60% of the loss reported for accounting purposes:

         1.    Future enhancing expenditures.
         2.    Non cash amortization charges.
         3.    Research and development.
         4.    Settlement of officer's employment agreement.

1.  Future Enhancing Expenditures

         The Company and the industry in general have been experiencing volatility in sales, rising costs and customer demand for higher quality of the Company's translation and localization services. These conditions have been increasing over the last year or so. Accordingly management undertook an analysis of the Company's business for the purposes of understanding the factors that have caused the swings in sales and revenues, the rise in costs and what steps are required to implement a more stringent quality assurance program. The conclusion of its analysis is that there are structural changes that have occurred and are occurring in the translation/localization industry and that management was correct in its assessment that the translation/localization industry could be best served by usage of a machine translation system and software based tools. To deal with this situation management has undertaken a series of actions that are geared to bring stability to its operations, to allow it to grow, and to provide the Company with the ability to plan for the future, none of which can be done without the utilization of technology, whereby the human element of translation is greatly reduced.

The nine months results of operation include expenditures that were made in furtherance of management's policy as discussed above. These expenditures have been undertaken to enhance the Company's future; however, from an accounting point of view, they have been written off and have impacted the bottom line for the nine months period. During the nine months, the Company spent a significant amount on Future Enhancing Expenditures that have been terminated or put on hold. Accordingly, they have been excluded from the following summary. Included in the expenses that were written off and which are investments for the future are the following:

         a.   The   exploration  of  marketing   arrangements   and  acquisition
              candidates, specifically related to translation technology.
         b.   The establishment of a Canadian office.
         c. The costs associated with development of a marketing program that was implemented in the third quarter.
         d.   The  implementation  of  an  acquired  accounting  system,   which
              produces improved information for management.
         e. The moving and relocation costs of the US subsidiary's operations to larger facilities.

The approximate sum of these charges for the period is $320,000.

2.  Non Cash Amortization Charges

Within this category there are two types of amortization of costs:

         a. Costs which flow from the valuation of warrants that were issued in exchange for financial consulting services.
         b. The amortization of the excess of purchase price over the value of the assets acquired.

The approximate sum of these charges for the period is $240,000.

3.  Research and Development

As previously stated the Company has been pursuing a research and development program devoted to the development of computer systems that facilitate the translation/localization process. It was determined that in accordance with General Accepted Accounting Principles that a portion of the Company's research and development achieved technical feasibility as of August 1, 1998, which allows for the research and development expenditures to be capitalized; however, for the four months period prior to August 1, 1998, the Company expensed, as required by General Accepted Accounting Principles, $80,000 of its research and development expenditures.

4.  Settlement of Officer's Employment Agreement

The Company settled an outstanding threatened lawsuit by its former chairperson and chief operating officer. The total settlement amounted to approximately $360,000 which included an amount for legal fees. For accounting purposes it was deemed that $275,000 of the settlement was a period expense.

The sum of all of the above is $915,000.

         The Company expects to operate at a reduced loss for its fourth quarter. It anticipates a return to profitability in the first quarter of its
next  fiscal  year  and   thereafter  as  a  result  of  its  Future   Enhancing
Expenditures: new technology from its developments in machine translation and introduction of new translation products for new markets. During its transition period, the Company will continue to generate revenue from its traditional business. It is anticipated that at least one of the two contemplated acquisitions will be finalized by fiscal year end.

The statements presented for the comparative periods are reclassified to agree with the classifications of the current statements.

Forward Looking Statement.

The Statements contained herein that are not historical facts may contain forward looking statements that involve number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, competitive market conditions, success of the Company's business strategy, delay of orders, concentration of sales in markets and to certain customers, timing of significant orders and other risks and uncertainties currently unknown to management.

Part II - Other Information


Item I. Legal Proceeding - none

Item 2. Changes In Securities - none

Item 3. Defaults Upon Senior Securities - n.a.

Item 4. Submission Of Matters To A Vote Of Security Holders - none

Item 5. Other Information - none

Item 6. Exhibits And Reports Of Form 8-K -

            (a)   Exhibit
                  Exhibit 27 - Financial Data Schedule

            (b)   Reports on Form 8-K
                  None.




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         The Translation Group, Ltd.




Dated  February 12, 1999                /s/ John R. Toedtman
       -----------------               -----------------------------
                                            John R. Toedtman
                                            COO and Principal Financial Officer