Form 10QSB/A
period 1998-12-31
TRANSLATION GROUP LTD
filed 1999-02-23
CIK 1019356

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1
                                   (Mark One)

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


                                         The Translation Group, Ltd.




Dated  February 12, 1999                /s/ Charles D. Cascio
       -----------------               -----------------------------
                                            Charles D. Cascio
                                            CEO and Principal Financial Officer