Form 10KSB
period 1999-03-31
TRANSLATION GROUP LTD
filed 1999-07-14
CIK 1019356

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                        COMMISSION FILE NUMBER 000-21725

                           THE TRANSLATION GROUP, LTD.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                           23-3382869
--------------------------------                     ---------------------------
(State or other jurisdiction of                      (I.R.S. Employ. Ident. No.)
incorporation or organization)

                              30 WASHINGTON AVENUE
                              HADDONFIELD, NJ 08033
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (609) 795-8669
                       ISSUER'S FAX NUMBER: (609) 795-8737

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]          NO [ ].

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year:  $ 5,987,002

         Aggregate market value of the voting stock held by non-affiliates of registrant on June 21, 1999, based on average of the high and low price on that date, was $8,935,452 million. Exclusion of shares in this calculation shall not be deemed an admission that such person is an affiliate and inclusion shall not be deemed an admission that such person is not an affiliate. This information is provided solely for record keeping purposes of the Securities and Exchange Commission.

         See "Market of the Registrant's Common Stock and Related Stockholder Matters."

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,798,008 shares of common stock, par value $ .001 per share, as of June 21, 1999, which includes up to 103,000 shares to be issued pursuant to an agreement with a former executive of a wholly owned subsidiary and 416,668 shares issued in connection with a recent acquisition.

         Transitional Small Business Disclosure Format: Yes [ ]; No [X]

                                     PART I

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT


         When used in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers, the words "expect", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others, the risk factors described under Item 1 in this Annual Report. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND BACKGROUND

         The Translation Group, Ltd. was incorporated under the laws of Delaware on July 6, 1995. On January 17, 1996, The Translation Group consummated its first acquisition when the shareholders of Bureau of Translation Services, Inc., a Pennsylvania corporation ("BTS"), exchanged their shares of BTS for shares of The Translation Group so that BTS became a wholly owned subsidiary of The Translation Group. Prior to the acquisition of BTS, The Translation Group's only activity was related to the negotiations and other matters pertaining to the raising of funds under a private placement.

         On June 30, 1997, The Translation Group acquired all the issued and outstanding common stock of the companies that comprise the Word House Group in exchange for shares of The Translation Group whereby Word House became a wholly owned subsidiary of The Translation Group. Word House has been in operation since 1984, and currently has offices in The Netherlands, France, and China.

         On May 28, 1999, The Translation Group acquired all the issued and outstanding stock of Planet Access Networks, Inc., a web site development and management company that will also provide intranet and internet delivery services for the Company's planned translation products now under development. The consideration for the shares of Planet Access was the issuance of 416,668 shares of The Translation Group's common stock and cash in the amount of $900,000 to be paid by September 15, 1999.

         The Translation Group and its wholly owned subsidiaries are collectively referred to herein as "The Translation Group" or the "Company." Corporate and administration office of the Company is located at 30 Washington Avenue, Haddonfield, NJ 08033, and its telephone number is (609) 795-8669.

BUSINESS

         The Company translates conventional documents and software written in one language into other languages, and specializes in providing high tech translation and localization services, principally in the Information Technology ("IT") sector of the translation market. Localization is the art of converting text from one language to another giving careful consideration to the customs of the local area.

         The Company has recently launched research programs directed toward the development of computer-based machine translation systems. These new powerful information tools will provide the basis for the development of new products. The basic business model is to accelerate technical developments, together with product marketing and sales, to create unique translation products for special niche markets. The Company believes that this strategy will result in significant increases in revenues and profitability.

         Thus, the Company is changing from a translation and localization service provider, generally using human resources and industry-available technology and software tools, to a Company with its own uniquely developed translation and localization technologies. During the past year, the Company experimented with various projects to coordinate customers, technology changes, and its own facilities with the growing markets. The Company believes that a basic change from a labor intensive process to a technology driven process is required in the industry. Therefore, the Company has been in transition while developing its own software systems through its strategic technology relationships with Gedanken and ESTeam to produce specialized automated translation products for the financial, medical/pharmaceutical, environmental, information technology and telecommunication fields.

THE TRANSLATION MARKET

         The translation market breaks down into two broad categories, namely "retail" and "professional/technical." The retail translation segment includes a variety of applications such as general business correspondence, consumer product marketing, newspapers, magazines, literary works, chat room conversations, TV shows, news programs, personal letters and similar forms of commercial and interpersonal communications.

         The professional/technical translation market includes all types of business products and services as well as government publications requiring translation. Virtually all businesses which export products or services require that their products be tailored to the local target market or country.

         The Company plans to devote most of its resources to competing in the high volume professional/technical market.

         The demands of the professional/technical market on translators are substantially greater than those in the retail translation market. Not only is native fluency in the target language required, but knowledge of the terms and vocabulary of the particular business is also required. Translators must also be language competent in the source language to understand the sophisticated concepts of the products. Businesses often hire bilingual or multilingual persons as translators and teach these translators the details of their products or services, rather than depend upon an outside translation company with language skills but no product knowledge.

         According to published industry reports, the demand for language translation is growing at 25 - 30% per year. Among the fastest growing translation markets are (i) Eastern Europe, including the countries comprising the former USSR, due to the multiple language needs in those countries and (ii) the Asia/Pacific region due to their emerging markets which appeal to global businesses. Computer-aided language translation is an emerging trend. Management estimates that machine translation systems currently represent sales of approximately one percent of the total market potential exceeding $10 billion annually.

CURRENT SERVICES AND PRODUCTS

         The Company presently specializes in managing and producing high volume, technical translations for the IT and software industries, including the production of the software itself, software manuals, and software documentation with a current capability of 24 languages. The Company provides a full range of translation and localization services to international customers as well as customers preparing to engage in international commerce. The Company translates product materials and helps customers localize products and services for the global marketplace. The Company provides services that are customized to the customer's requirements.

         The primary products and services the Company currently provides are as follows:

         1.       Multilingual Localization and Translation, including

               o    All levels of product management
               o    Terminology development
               o Re-use of previously translated materials using latest technology tools
               o    Translation and technical editing of text
               o    Software engineering, including resizing and compiling
               o    On-line help compiling and formatting
               o    Linguistic, functionality, and QA testing
               o    Desktop   publishing,    graphic   layout,    editing,   and
                    proofreading
               o    Coordination of in-country review
               o Production of publishable materials and electronic media, including CD ROM
               o    Multimedia localization and production

               o    Web site and on-line publishing localization and production


         2.       Internationalization and Development Consulting

         3.       In-Country Training, Support, and Service Centers

         4.       Facilities Management and Resource On-Site Placement Services

         Historically, the process of multilingual localization has been highly labor intensive. Much of the hands-on work has been done principally by independent translators and editors retained by the Company, as well as Company employees. Various computer-assisted translation tools have been employed to reduce costs and to enhance consistency. The Company utilizes these software applications for extracting and storing data, to preserve formatting during the translation process, for online dictionaries, for presentation of text and use of previous translation. In this regard, the Company's translation memory capabilities have depended upon the storage of and access to previously translated material in computer usable form.

         Our ability to take advantage of translation memory depends on the stability of customers, types of products, material to be translated and customer requirements. If variables negatively affect any of the foregoing factors, such as occurs with first-time customers or when translating materials in new topics, we may be unable to exploit this advantage. For this reason, the Company is pursuing the production of its own phased-in system of computer assisted translation tools which would not be limited to the same materials being previously translated. See "Technology Applications," below.

         The Company considers its highly detailed project management, tracking and costing procedures as an integral part of producing its specialized services. The Company places a strong emphasis on efficient processes, and believes that centralized project management is essential to efficiency. To better implement this policy, a project manager is assigned to each project. Thus, even when a project may have team members in many different locations, most work is coordinated centrally in the Company's United States and European headquarters via electronic communication. Certain core functions such as editing, proofreading, desktop publishing and client coordination are part of central project management. In preparing work for translation into multiple languages a project editor may identify problems or issues which are relevant across the entire project. Similarly, in a multiple-language project, problems may be identified by the translators in one or two languages that are relevant to others. The Company believes that central control of the process is the best way to handle certain situations, such as the identification of software bugs.

         The Company provides an extensive range of communications facilities by utilizing its own internal systems integration group that maintains the Company's Internet/Extranet/ Intranet and e-mail systems. Files are prepared for translation by the Company's technical staff and are distributed electronically to translators either locally or in the applicable country. All of the Company's translators are native speaking professionals in the target language, and are required to know the subject matter of the area in which they translate. In addition, a project must have technically knowledgeable staff in the source language, preferably a specialist in that area. Translated versions are returned to the Company's central project management for technical review, proofing and compilation if software is involved. The target language versions are then distributed to appropriate client locations, which may be multiple locations or a central site. The Company considers itself an extension of the client's documentation and software development departments. All project activities are closely tracked using custom-designed and commercial project management/tracking applications. This data is fully available to the client and the client always knows the status of the project. The Company expects to expand its communication abilities with the acquisition of Planet Access Networks, Inc. as described below. See "Recent Agreements and Acquisitions."

         The Company realizes that many of its customers do not possess all the expertise needed to manage the localization process. The Company, therefore, has created expanded services including management consulting and on-site management. Systems development and consulting services also include product planning and redesign for local markets. The Company understands the changes in technology, that taking a product to a global market can be a difficult proposition. In order to offset the technical difficulties for its customers, the Company has taken an active role in the development and modifications of its customers' products to support local specifications and character encoding for different regions of the world. These services allow the Company to manage the localization while simultaneously allowing the customer to manage their product. Therefore, costs are reduced while quality is maintained.

CUSTOMERS

         The Company provides translation and localization services to a diverse range of industries and industry sectors, with an emphasis on IT companies such as software publishers, computer hardware manufacturers and computer and peripherals vendors. Our target markets include nearly all professional technical and industrial applications such as financial, medical, legal, trade publications, automotive, software, technical abstracts, equipment and instrumental manuals, environmental and various other governmental regulations.

         At present, key markets for the Company's services are customers located in Japan, Europe and in the Americas, which include the dialects of Canadian French, Latin American Spanish, and Brazilian Portuguese. Growth markets are primarily in Asia and Eastern Europe. Japanese and Dutch represent the Company's largest languages by volume; the Company believes that Chinese will also become more significant in the future. The Company's business in Japan is primarily in translation for suppliers of applications software, including a substantial volume of Unix-based systems and customized implementations. The principal applications supported are financial and manufacturing, as well as client systems encompassing everything from order entry to distribution.

         The Company has a large number of IT-based clients. The strong relationships the Company has developed with its IT clients have also generated a volume of more conventional translation work. For example, the Company is currently translating and localizing software messages, software dialog boxes, software help, and related documentation for several of its clients. These products are localized for Okidata Peripherals, a division of OKI America, Inc., Bentley Systems Inc.'s CAD/CAM software, Matrox Electronic Systems Ltd.'s video and networks products, Microsoft(R) Corporation's software products, and Project Software & Development, Inc.'s management system. Other customers include Hewlett-Packard Company, Creative Labs Inc., Bay Networks, INSO Corporation, Automatic Data Processing, Inc., Fisher-Rosemont Systems, Minitab Inc., Caterpillar Inc., Oracle Corporation and Xerox Corporation.

TECHNOLOGY APPLICATIONS

         The Company has followed the progress of machine translation over the years. After much careful review and consideration, the Company concluded that to the best of its knowledge no one system exists that meets its standards of accuracy, efficiency and effectiveness. Accordingly, the Company is developing its responses to common problems in the localization process. Currently under development are fully automatic and language-aware automatic computer machine-translation systems at both Gedanken and ESTeam.

         The goal for the design of computer systems and machine tools is to enhance or replace the manual translation process. Moreover, included in the software systems design are sets of tools and other production-enhancing factors such as quality control. These tools and systems are intended to address some of the problems involved in the translation/localization of a text from a source language to a target language by dealing with the following ambiguities:

o    Lexical ambiguity--multiple meanings (polysemy) of the same words.

o Structural ambiguity--language that is vague, unclear and or uncertain in meaning.

o    Contextual   ambiguity--words  can  acquire  idiosyncratic  meaning  within specific context; these meanings do not relate to the normal senses of the words as normally used.

         The Company believes that its technology for computer-aided translation will provide 90+ % accurate translation on the first pass without human intervention. The operating methodology of the Company's computer translation system is based upon the input of large amounts of legacy language translations in both source and target language. In this manner, the Company's system "learns" the language of the specific topic and continues to improve its knowledge as post-edited texts are inputted to the system. Thus, the Company's system, in time, becomes expert in the particular products or services of the customer.

         The computer translation systems used by the Company are made up of modules or sub-routines that perform specific tasks in sequence. A module may be a database or a set of instructions. Typically, a system includes:

o A PARSER which diagrams a sentence into its constituents such as a subject, verb, object, modifying clauses, adjective and adverb modifiers;

o AN ALIGNMENT TOOL which sequentially translates into a parallel fashion the sentences in one language into the target language;

o A TRANSLATION MEMORY FEATURE which is a database containing all of the previously aligned translated words, phrases, and sentences from one language linked to the target language;

o A BI-LINGUAL DICTIONARY which links the proper translation of words/phrases in one language to another;

o A "FUZZY MATCH" ROUTINE which is a software routine which looks for the most probable word or phrase match when no perfect match exists; and

o A CONVERSION RULE ROUTINE which is a set of instructions directing the sentence structure conversion from one language to another.

         In addition, a number of additional and often proprietary software features can be incorporated into a machine translation system to assist with quality control items such as consistency checks and spelling checks.

         The Company is committed to invest significant amounts on machine translation with specific emphasis on acquiring a proprietary real-time completely automated machine translation system. These include the Gedanken system and the BTR system described below. Target applications for automated translation will include products in the financial, medical/ pharmaceutical, environmental, information technology and telecommunications fields. Financial information products include company reports and financial statements, research and credit reports, and news releases. Included in medical/pharmaceutical are such products as Material Safety Data Sheets ("MSDS") for pharmaceutical raw materials and drug "product inserts." In the environmental area, products include MSDS and their equivalents, international governmental regulations and news, bills of lading for shipments, standard operating procedures for handling chemicals and other compounds covered by environmental regulations. Target applications for information technology and telecommunications include products such as software with technical/operating manuals, software help, and software documentation.

THE GEDANKEN SYSTEM

         The Gedanken system is owned by Gedanken Inc., a development company unaffiliated with the Company. The Company has an exclusive worldwide license to use the system once developed and ready for deployment in exchange for future royalties and development funding. The Company has agreed to pay to Gedanken $750,000 for the development of the improved translation/localization system (that includes a specific topic builder, general topic dictionary, quality control and alignment tools). Over the past two years, the Company has invested more than $500,000 in system research and development, and anticipates providing an additional funding during 1999-2000 to complete the transition from a research system to a development and production system. The Gedanken system addresses the added complexities of translating information from free-flowing texts of any kind. The Gedanken system is rooted in statistical analysis of large amounts of language data and is constructed of modules which perform different functions. These modules are designed to make the system a single comprehensive automated translation system. There are several important differentiating features of the Gedanken system, one of which is the "Precision English" module. The system also includes a sophisticated parser which dissects sentences and bilingual dictionaries. By eliminating the bulk of the ambiguous words and phrases and substituting more accurate words, the "Precision English" module raises the level of correct translation markedly.

         Gedanken, Inc. has filed for a patent on its system, for which the principal claim is the incorporation of various inter-related modules in a comprehensive computer translation system. The Company is obligated to pay royalties on all revenues generated that use in whole or in part the patent rights and know-how. Various production modules of the system will be completed during 1999, and overall system completion is scheduled for 2000. The Company also has the option to the development of a Real Time Voice Translation System subject to providing the necessary funding estimated at $4,000,000.

BTR SYSTEM

         In April 1999, the Company entered into a development and license agreement with ESTeam, A.B. ("ESTeam"), a Swedish corporation specializing in the development of a computer-automated language system known as the "BTR system." The Agreement provides for the customization of this system for specific market applications. This system is designed to accept and analyze very large amounts of data, namely, words, word phrases, sentence segments and whole sentences in both source and target languages. The particular application already perfected by ESTeam was for the automated translation of trademark information for its customer Compu-Mark, S.A., a Thompson Group Company, which holds a license to use the system for patent and trademark registrations. This custom system is now available in eleven different languages and it performs 95+% accurate translations automatically with no human intervention.

         As with other machine translation systems, the BTR system is comprised of sub-routines, or modules, that perform specific tasks while the modules interrelate via a master control program. Sub-routines include such functions as text delineation, spell check, spell correct with correct word, bilingual dictionary matches, large capacity data bases, target language verification, "fuzzy" logic matches and statistical word matches. One of the key differentiating features of the BTR system is its ability to analyze and find language matches at the sub-sentence level, namely, sentence segments and word phrase levels. This feature was positively reflected in an independent side-by-side test conducted by the European Union Commission in which BTR outperformed the world's largest selling translation memory system by a 5-to-1 margin.

         The BTR system excels in automated translation within a defined topic, such as the financial markets and the chemical and environmental applications, for which The Translation Group is initially developing "products" using the BTR system. The projects being developed by ESTeam are financially supported by the Company. Under the current arrangement, ESTeam will complete the product developments and the Company will commercialize them. The development of the first products for the financial market commenced in May 1999 and is planned for commercialization in the fourth quarter of 1999.

PLANET ACCESS

         Planet Access provides the Company with capabilities in internet services, website development and website management services and also allows the Company's new translation products to be effectively delivered through secure intranet or internet services. Planet Access is fully capable of providing the most sophisticated and comprehensive internet engineering, including but not limited to site design, security, security pass access, secured credit card transactions, secure private access and site hosting. Planet Access also provides custom network solutions and engineering services such as Local Area Networks (LAN's), Wide Area Networks (WAN's), internet design and security, dedicated high speed corporate internet access and many other custom applications. Customers for the above activities now include AVIS, Novartis, Lucent Technologies, Lockheed-Martin, ABN AMRO, Knoll Pharmaceutical and about 90 other clients.

         Planet Access compliments the Company's business because substantially every new translation application requires that the source text be transported in digital form into the translation system software, processed, and then subsequently transported back to the client. Depending on the market applications, the users may access the system remotely via private subscriber intranet lines, public internet lines or dedicated services lines. Virtually all of the Company's product business lines such as information technology, financial translations and medical device labels will require remote-user electronic interface with the Company's clients.

COMPETITION

         The worldwide translation market is estimated by OVUM, a market research company specializing in this area and by LISA (Localization Industrial Standards Association) to be approximately $20 billion annually. Both firms estimate annual growth rates at 25%-30%, due to the globalization of commerce which requires the localizing of a product or service to a particular country. An unknown percentage of language translation is performed "in house", that is, by medium and large sized multinationals with product offerings in 10-20 languages. Companies as diverse as Caterpillar, Boeing, Oracle, IBM, Bloomberg, and XEROX have in-house translation staffs for certain languages. Companies that perform translation as a business tend to be small firms with revenues of $300,000 to $700,000. The Company estimates that 95% of the 3000+ U.S.-based translation agencies have revenues of less than $1.5 million.

         As translation/localization contracts become larger, Company management believes that large corporate IT customers will continue to migrate to the solution-based models offered by large capacity service providers. While the Company's competitors can currently be divided into two main subcategories, traditional translation companies and machine translation and/or solution-based companies offering large capacity machine translation products and/or solution-based models, Company management believes that within a relatively short period of time the Company will be competing primarily with companies in the second subcategory.

         The Company believes that the common structural flaw of competitors' machine translation systems is their reliance upon software driven by linguistic rules, which are rules developed by academic linguists to address grammar, syntax, lexical usage, context, sentence structure and the like. The Company's solution to the problem is fundamentally different and simpler than the rule based systems. The Company's approach relies upon mathematical and statistical evaluations of dual language texts in particular topics. By statistically analyzing substantial amounts of legacy text in two languages, patterns of word matches, as well as phrase and sentence matches become apparent and remembered in such a way to allow the translation of newly inputted text with a target accuracy of 90% + correct.

         The Company differentiates itself from its competitors not only in its technological approach but also in its marketing strategy . The Company's strategy is to develop specific niche translation products for markets such as IT, financial, pharmaceutical and environmental in which the customer subscribes to the 'product' via a limited access internet/intranet service as opposed to the historic business model of existing translation companies, namely the fee-for-service competitive bid model. While numerous specialty niches for translation 'products' are available, the Company is setting product priorities based upon the best combination of development time and profitability.

         Many more companies outside the U.S. perform translation since the non-US market is substantially larger than the U.S. market. The same fragmented market structure of thousands of small firms prevails overseas. Worldwide, fewer than 10 companies have annual translation revenues of over $50 million.

         The Company's principal competitors in traditional language translation include Berlitz, Lernout & Hauspie, N.V., Bowne Translation Division, Alpnet, Lionbridge and XEROX Lingua. In machine translation, the Company's principal competitors include Logos, Systran, Transparent Language Inc., and the Language Technologies division of Lernout & Hauspie. Many of these competitors have substantially greater financial resources, more extensive experience, and better established research and development, marketing and servicing capabilities than the Company.

         Company management believes that competition in the machine translation market is based primarily upon accuracy, functionality, ease-of-use, versatility and price. The Company's performance will depend on its ability to innovate, as well as maintain and solicit quality people in technical, sales and management positions.

DEVELOPMENT AGREEMENTS

         On April 15, 1999, the Company entered into a development and license agreement with ESTeam, a Swedish corporation, for market applications identified by the Company. ESTeam is a software-development company specializing in the development of a computer-automated language translation system, known as the "BTR System," and customizing such system for specific market applications. The BTR System, its modifications, improvements, and adaptations, are used to perform computer translations of specific text documents in a particular domain. The Translation Group has received an exclusive worldwide license for certain applications for a period of fifteen years. In consideration of the worldwide license, The Translation Group has agreed: (1) to pay royalties on sales of any application and (2) to pay ESTeam the development costs for perfecting each of the market applications.

         Although  the  Company  has  historically  adopted  state  of  the  art technologies in its operations, during the past two years, the Company has increased its investment in computer automated translation with specific emphasis on developing a proprietary and completely automated machine translation system. In November 1996, the Company obtained an exclusive worldwide license and rights for the life of the patent to use and sell know-how, apparatus, and methods pertaining to software tools and systems developments based on a patent application owned by Gedanken.

EMPLOYEES

         The Company presently employs 82 full-time people, comprised of 11 in management positions, 10 in administration, 6 in sales and marketing, 55 in production and engineering. In addition, the Company also uses the services of about 450 freelance and/or independent translators and editors on an as-needed basis from a roster of several thousand worldwide. The Company's acquisition of Planet Access added an additional 35 full-time employees.

         All of the Company's translators are native-speaking professionals in the target language, and are required to know the subject matter of the area in which they translate. In addition, a project must have technically knowledgeable staff in the source language, preferably a specialist in that area.

         Even with machine translation, there is a need for qualified individuals as in-house quality-control personnel and as translators of subject areas that have not been mechanized. The Company expects that the available pool of qualified translators will not grow as rapidly as the growth in the translation and localization market as a whole. To respond to the anticipated labor shortage caused by the expansion of the total market growth, in April 1998 the Company entered into an agreement with New Jersey Department of Labor and Felician College to develop a network of qualified translators and localizers, through the implementation of a certificate training program. Under this partnership, the State of New Jersey will provide funding for the Felician College Office of Continuing Education to implement the certificate program comprised of three core courses and one elective. The Company provided the core curriculum and trained Felician staff. All program graduates who participate in the program are eligible to enroll in paid internships at the Company. The agreement with New Jersey Department of Labor and Felician College expires in May, 2000. The Company will continue to evaluate the merits of this program, as well as any other programs which may assist it in alleviating the industry labor shortage.

RECENT AGREEMENTS AND ACQUISITIONS

PLANET ACCESS

         On May 28, 1999, the Company acquired all of the outstanding shares of Planet Access Networks, Inc. based in Stanhope, New Jersey, which provides a broad range of Internet related services, including development of e-commerce sites built to client's specifications.

         The purchase price for the Planet Access shares was approximately $3.8 million, consisting of an aggregate 416,668 shares of the Company's common stock paid as of the closing and $900,000, payable not later than September 15, 1999. In addition, the Company is obligated to provide funding to Planet Access in a minimum amount of $4,000,000 (prior to costs and expenses of such funding) which may be obtained, at the Company's discretion, in the form of a public or private sale of securities of the Company or Planet Access. To secure such obligations, the Company has pledged the Planet Access shares to the former shareholders of Planet Access. In the event the Company breaches its obligations to the former Planet Access shareholders, their remedies include the return of the Planet Access shares and payment by the Company of their costs and expenses of the transaction. In addition, Planet Access would retain $250,000 advanced to it by the Company and any profits earned by Planet Access subsequent to the closing would be evenly divided by the Company and Planet Access.

         The Company also agreed to repurchase  the Company shares within ninety
(90) days of the first anniversary of the acquisition at a price of $7.00 per share, if, on such anniversary date: (1) the shares of common stock are not listed for trading on a national securities exchange or included on NASDAQ; (2) during the ninety (90) days preceding such date, the average weekly trading volume is less than 100,000 shares; and (3) the average of the closing or high bid price during the twenty (20) trading days preceding such date is less than $10.00 per share.

         The terms of the transaction were determined by arms-length negotiation between the parties. Prior to the acquisition, there was no material relationship between the former shareholders of Planet Access and the Company or any director, officer or affiliate of the Company or any associate of any such director or officer.

         In addition to maintaining Planet Access' historic business, the Company intends to utilize Planet Access' resources to offer the Company's translation services over the Internet. The purchase price will be allocated to the underlying fair value of the assets acquired, and the balance to excess.

                                  RISK FACTORS
                                  ------------

OUR FUTURE PROFITABILITY, AND THE VALUE OF YOUR INVESTMENT, WILL DEPEND UPON THE SUCCESS OF OUR GROWTH STRATEGY.

         We have reflected only modest net income from operations during fiscal 1997, and a net loss during fiscal 1998 and 1999. As a result, our future profitability, our ability to effectively compete in the translation and localization industry and the ultimate value of your investment is likely to depend upon the successful implementation of our business strategy, which primarily relies upon the development and implementation of computer aided translation and localization products.

WE HAVE COMMITTED A SIGNIFICANT PORTION OF OUR WORKING CAPITAL TO RESEARCH AND DEVELOPMENT AND THE FAILURE TO COMMERCIALIZE OUR COMPUTER AIDED TRANSLATION AND LOCALIZATION PRODUCTS AND SERVICES WILL HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL CONDITION.

         Over the past two years we have invested over $500,000 on the development of the Gedanken system, and we anticipate providing additional funding during 1999-2000 to complete the research and commercialize the system. We are also funding research by the ESTeam A.B. to further develop and commercialize a proprietary computer-automated translation system known as the BTR System. Our inability to commercialize either one or both of these projects will adversely affect our competitive position in the industry and negatively impact our profitability.

FAILURE TO SUCCESSFULLY INTEGRATE PLANET ACCESS, INC. INTO OUR EXISTING OPERATIONS OR MEET CERTAIN PERFORMANCE GOALS UNDER THE PURCHASE AGREEMENT WILL MAKE IT UNLIKELY WE CAN SUCCESSFULLY IMPLEMENT OUR STRATEGIC PLAN AND NEGATIVELY AFFECT OUR LIQUIDITY.

         Our business strategy depends on our ability to use the services provided by Planet Access to transport text in digital form into the translation system software and then subsequently transport the translated text back to the client. Our purchase agreement with former shareholders of Planet Access gives them the right to sell their shares in the Translation Group back to us for $7.00 per share if the selling price of our common stock is less than $10.00 per share on the one-year anniversary of the closing. If we are required to repurchase our stock, our liquidity would be severely reduced as would our ability to fund our research and commercialization efforts.

LIMITED MARKET FOR OUR COMMON STOCK INCREASES THE POSSIBLE VOLATILITY OF OUR STOCK PRICES AND THE VALUE OF ANY INVESTMENT IN OUR EQUITY MAY BE REDUCED.

         The public trading market for shares of our common stock is limited on the OTC Bulletin Board, however, in view of the minimal supply of shares eligible for public resale, trading has been extremely limited. There can be no assurances that a regular trading market for our common stock will be sustained. By its very nature, trading on the OTC Bulletin Board provides only limited market liquidity. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small cap companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock.

IF WE USE OUR COMMON STOCK TO CARRY OUT ANY MORE ACQUISITIONS OR ISSUE MORE OF OUR COMMON STOCK IN A PUBLIC OFFERING, ADDITIONAL DILUTION TO YOUR INVESTMENT WILL OCCUR.

         We may grow our business through acquisitions. We could accomplish this through The issuance of additional shares of our common stock. This would have the effect of increasing the number of shares of common stock outstanding. In addition, in order to accomplish our business strategy on a longer-term basis, we are likely to require additional financing, which may entail the issuance of additional shares of common stock, preferred stock or common stock equivalents, which would have the further effect of increasing the number of shares outstanding. This may be done in order to, among others, facilitate a business combination, acquire assets or stock of another business, compensate employees or consultants or for other valid business reasons in the discretion of our Board of Directors.

WE OPERATE IN HIGHLY COMPETITIVE MARKETS, WHICH COULD RESULT IN LOSS OF MARKET SHARE OR REDUCED MARGINS.

         We face intense competition from multinational, regional and local companies in every market in which we operate. The principal competitive factors within the translation and localization industry include price, technological capability, accuracy, extent of geographic coverage and the ability to deliver our services in a timely manner. Many of our competitors have well established reputations and significantly greater financial, marketing, personnel and other resources than we do. Our principal competitors are Berlitz, Lernout & Hauspie, N.V., Bowne Translation Division, Alpnet, Lionbridge, XEROX Lingua, Logos, Systran, and Transparent Language Inc., some of which are multinational, highly-visible and well-regarded enterprises. There can be no assurance that we will be able to compete effectively against these or any other competitors.

SENIOR MANAGEMENT BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK AND THEREFORE HAS SIGNIFICANT INFLUENCE OVER THE ELECTION OF DIRECTORS.

         Our officers, directors and principal stockholders own approximately 44.9% of the common stock of the Company on a fully diluted basis. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." Consequently, upon exercise of their vested options and warrants and by virtue of Delaware law, these stockholders could be in a position to influence the election of all of our directors and possibly control the outcome of other corporate matters without the approval of our other stockholders. In addition, applicable statutory provisions and the ability of the Board of Directors to issue one or more series of Preferred Stock without stockholder approval could deter or delay unsolicited changes in control of the Company by discouraging open market purchases of our stock or a non-negotiated tender or exchange offer for such stock, which may be disadvantageous to our stockholders who may otherwise desire to participate in such a transaction and receive a premium or their shares.

THE SUCCESSFUL IMPLEMENTATION OF OUR BUSINESS STRATEGY IS DEPENDENT UPON MANAGEMENT PERSONNEL AND EXECUTIVE OFFICERS.

         Our operations are dependent upon the continued services of senior management and upon our ability to hire and retain qualified management and technical personnel. The loss of services of any of the those executive officers or other management or personnel, whether as a result of death, disability or otherwise, would have a material adverse effect upon our business.

WE POTENTIALLY HAVE EXPOSURE TO YEAR 2000 ISSUES.

         We are presently attempting to respond to Year 2000 issues. Year 2000 issues are the result of computer programs being written using two digits rather than four digits to define the applicable year associated with the program or an associated computation. Any of The Translation Group's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Management expects to have substantially all of the systems application changes completed within the next six (6) months and believes that its level of preparedness is appropriate.

         Our failure or the failure of any party with which we conduct business to be Year 2000 ready in a timely manner could have a material adverse impact on our operations. If our systems or the systems of our significant vendors, customers, lenders, strategic partners and other outside parties with which we transact business were to fail because they were not Year 2000 ready, we would incur significant costs and inefficiencies. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the Year 2000 readiness of third parties, we cannot be sure that we will be able to resolve problems associated with the Year 2000 issue in a timely and cost-effective manner. Our inability to do so may adversely affect our operations and business or expose us to third-party liability.

A SIGNIFICANT PORTION OF OUR REVENUES ARE DERIVED FROM OUR INTERNATIONAL OPERATIONS, AND A DOWNTURN IN INTERNATIONAL COMMERCE COULD SEVERELY IMPACT OUR RESULTS OF OPERATIONS.

         A significant  portion of our business is conducted  outside the United
States. International trade is influenced by many factors, including economic and political conditions, employment issues, currency fluctuations and laws relating to tariffs, trade restrictions, foreign investments and taxation. As a result, our operations are subject to various risks such as loss of revenue due to the instability of foreign economies, currency fluctuations and devaluations, adverse tax policies and governmental activities that may limit or disrupt markets, restrict payments or the movement of funds or result in the deprivation of contract rights. The Transaction Group is subject to taxation in a number of jurisdictions, and the final determination of its tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. Moreover, many of the countries where we operate and plan to operate have legal systems that differ from the United States legal system and may provide substantially less protection for foreign investors. A reduction in the level of international trade, material restrictions on trade or a downturn in the economies of countries in which we currently operate could have a material adverse effect on our results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal operating facilities are located in Haddonfield, New Jersey, Amsterdam, The Netherlands, and Lyon, France. The New Jersey production facility occupies approximately 6,000 square feet at a monthly rate of $8,300 pursuant to a lease that extends until February 28, 2003. In May 1997 Word House moved its principal location to Amsterdam. Its lease is for approximately 5,500 square feet, and is for a period of five years at a rent of $7,500 per month. A French subsidiary owns a condominium floor in Lyon, with approximately 3,000 square feet of space. Estimated annual costs approximate $43,000. The Company also has an office in Beijing, China, with an annual rent of $21,000 for approximately 800 square feet. In January 1999 the Company closed its London office and its administration facility in Westmont, New Jersey. In March 1999, the Company closed its Canadian office and in May 1999, opened an office in San Jose, California.

         Planet Access leases approximately 2,500 square feet of office and production space in Stanhope, New Jersey with an annual rent of $32,400. This lease expired on June 30, 1998. Since the expiration date, Planet Access has been on a month-to-month extension. Planet Access has recently entered into a lease for 8,500 square feet of office and production space in Flanders, New Jersey with an annual rent of $127,500. This lease expires on July 15, 2004.

         The Company believes that all of its facilities are currently adequate and further believes that, if necessary, adequate facilities could be located in the event the Company needs to replace or expand its current facilities.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been sued by a stockholder who is seeking monetary damages, specific performance, equitable relief and costs in the amount of $3,000,000. The Company and its special litigation counsel believe that this suit is completely without merit and will vigorously defend it. On September 15, 1997 the Company was served with a summons which was subsequently filed in the New York State Supreme Court, Kings County, alleging various acts of fraud associated with the Company's reverse stock split which occurred on November 21, 1996. The plaintiff, Lee Dan Ltd., a shareholder of the Company, is seeking monetary damages, specific performance, equitable relief and costs in the amount of $3,000,000. Based on a review of the file and discussions with the Company management, counsel for the Company believes that there is a substantial likelihood that the Company will prevail in this matter.

         The Company is not a party to, or involved in, any other material legal proceedings. In the ordinary course of business the Company may become subject to certain legal proceedings and there can be no assurances that the results of such proceedings will not have a material adverse affect on the Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company completed its initial public offering on December 6, 1996. Since that date its common stock has been reported on the NASDAQ OTC Bulletin Board under the symbol THEO. The following table sets forth the range of the high and low bid prices for the common stock as reported by the National Quotation Bureau for the periods indicated and represents prices between broker-dealers, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer. The bid prices do not reflect prices of actual transactions.

          1997                                          HIGH              LOW

          Quarter ended June 30, 1997                 $10.00             $7.50
          Quarter ended September 30, 1997             9.125              4.25
          Quarter ended December 31, 1997              6.1875             4.00

          1998

          Quarter ended March 31, 1998                $ 4.75             $ 3.75
          Quarter ended June 30, 1998                   6.50               4.00
          Quarter ended September 30, 1998              7.5625             5.25
          Quarter ended December 31, 1998               6.25               4.50

          1999

          Quarter ended March 31, 1999                $ 5.00             $ 3.00

         On June 18, 1999 the closing bid price for the Company's common stock was $4.1875. The approximate number of record holders of common stock as of June 15, 1999 was 61. The approximate number of beneficial owners was 650 as of June 15, 1999.

         The Company also issued common stock purchase warrants in connection with its initial public offering which are exercisable until December 31, 1999 for a share of common stock upon payment of the exercise price of $6.20. There is currently no registration statement in effect covering the exercise of these warrants and therefore the Company is not permitted under applicable securities laws to accept exercises thereof.

DIVIDEND POLICY

         The Company has not declared or paid any dividends nor does it expect to pay dividends on its common stock in the foreseeable future intending to retain earnings to finance the growth of its operations.

TRANSFER AGENT

         The Company uses American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005, to act as Transfer Agent for the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CREDIT (000'S)

YEAR ENDED MARCH 31, 1999, 1998 & 1997



OPERATIONS                         1999        %        1998*       %       CHANGE      1997        %       CHANGE
----------                         ----        -        -----       -       ------      ----        -       ------
Sales.........................  $  5,987      100.0   $  6,421      100.0  ($   432)  $  3,193     100.0   $  3,228
Operating Costs &
EXPENSES
Cost of Sales.................     4,832       80.6      4,189       65.3       643       2,201     68.9      1,988
Selling & Admin...............     1,865       31.1      1,309       20.3       556         596     18.6        713
Research & Develop............       147        2.4        244        3.8     (  97)        --       --         244
Special & Other...............       979       16.3        --         --        979         --       --         --
Corporate Admin...............       736       12.2        774       12.0     (  38)        216      6.7        558
Amort. of excess..............        97        1.6         73        1.1        24         --       --          73
                                ----------- --------- ---------- --------- ---------- --------- ---------- ----------

Total.........................     8,657     1,44.2      6,589      102.5     2,068       3,013     94.2      3,576

Operating loss before other
income........................    (2,670)     (44.2)      (168)      (2.5)   (2,502)        180      5.8       (348)
Interest income, net..........       125        2.1        178        2.7  (     53)         76      2.4        102
                                ----------- --------- ---------- --------- ---------- --------- ---------- ----------

Loss (income) before taxes....    (2,545)     (42.1)        10         .2    (2,555)        256      8.2       (246)

Income taxes..................       396        6.5         24         .4       420         102      3.2         78
                                =========== ========= ========== ========= ========== ========= ========== ==========
Net Income (Loss).............  $ (2,149)     (35.6)  $    (14)       (.2) $  2,135   $     154      5.0   $   (168)
                                =========== ========= ========== ========= ========== ========= ========== ==========

Average shares outstanding....     2,278                 2,124                            1,465
Primary earnings per share....  $   (.94)             $   (.01)                       $     .11


*Includes sales and costs of acquired subsidiary for the nine months ended March
1, 1998 Reflects reclassifications for consistency of comparisons.

                                                                          3/31/99       3/31/98
FINANCIAL CONDITION                                                            (IN 000'S)              CHANGE

Cash and short term investments........................................ $    1,896     $    3,298    $   (1,402)
Other current assets...................................................      1,697          2,066       (   369)
                                                                        ------------   -----------   -----------
Total Current Assets...................................................      3,593          5,364        (1,771)
Total Current Liabilities..............................................      1,452          1,585           133
                                                                        ------------   -----------   -----------
Working Capital........................................................      2,141          3,779        (1,638)
                                                                        ------------   -----------   -----------
Current Ratio..........................................................      2.5:1          3.4:1
Total Assets...........................................................      6,161          8,181        (2,020)
Total Liabilities......................................................      1,639          1,660            21
                                                                        ------------   -----------   -----------
Stockholders' equity...................................................      4,522          6,521        (1,999)
                                                                        ============   ===========   ===========
Book value per share................................................... $    2.00      $    2.86     $   (0.86)
                                                                        ============   ===========   ===========

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1999 AS COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

         As presented in the above summary, the Company lost $2,149,000 for the year ended March 31, 1999 in comparison to a loss of $14,000 for the prior fiscal year. The primary reasons for the increased loss were: a 6.7% decrease in sales from $6,421,000 in 1998 to $5,987,000 in 1999 and a 15.3% increase of cost of sales from $4,189,000 to $4,832,000 during the same period; the Company's expenses for special projects and other costs not directly related to the current production-sales cycle of $979,000; and an increase in selling and administration of $556,000, which was only partially offset by other decreases of $55,000 and an income tax recovery change of $402,000, also contributed to the loss.

         A reduction in the Company's gross margin of $1,075,000 was the result of a decrease in sales of $432,000 and increase of cost of sales of $643,000. The increased costs were primarily the result of the Company's expansion of its capacity. The Company moved to larger quarters and increased its engineering, production and support personnel. During this fiscal year, the Company's results from operations were negatively affected by the economic downturn in Asia. At the same time, the Company was in the beginning of a transition from a translation service bureau utilizing tools and memory translation to a more technologically based products enterprise developing its own computer translation system.

         The special projects and other costs included:

              new product development and strategic
                alliance discussions                                    $261,000

              settlement of salary contracts of president
                of subsidiary                                           $316,000

              loss in establishing and closing of
                Canadian operations                                     $122,000

              amortization of value of options relating to service
                and consulting agreement                                $180,000

              overlaps in the settlement of certain professional fees   $100,000
                                                                        --------
                           Total:                                       $979,000
                                                                        ========

         Selling and administrative expenses increased by $556,000, from 20.3% to 31.1% of sales. These included the following:

              increased costs of sales personnel                       $  85,000

              marketing campaign                                       $ 170,000

              accounting system charges and increased
                accounting personnel                                   $  80,000

              salary increase to senior management of subsidiaries     $  70,000

              severance costs                                          $  90,000
                                                                      ----------
                       Total:                                          $ 495,000
                                                                      ==========

         Management believes that most of the causes of this significant loss have been eliminated or their effects reduced. The Company has taken the following steps to mitigate further losses and to return to profitability:

         (i) International operations in Europe and Canada lost approximately $500,000 in the most recent fiscal year. The Canadian entity was closed in March, 1999. It is anticipated that European operations will be profitable in the first quarter of fiscal 2000.

         (ii) Personnel costs have been reduced. Such changes will reduce costs by approximately $350,000.

         (iii)  The  general  advertising   campaign  has  been  terminated  and
marketing costs reduced by approximately $200,000.

         (iv) The Company has achieved "technological feasibility" relative to its research and development efforts to design a computer translation system. It has also acquired under a license exclusive rights for computer based translations for certain of the products (see "Business").

         (v) The Company has acquired a Web site and internet management services operation (see "Business") which is expected to be immediately accretive to earnings.

FISCAL YEAR ENDED MARCH 31, 1998 AS COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

         The Company's profit decreased from $256,000 before taxes to $10,000 as a result of the following factors:

         Research and development: There were significant efforts to develop computer translation systems and tools with consequent research and development expenses of approximately $244,000.

         Public entity: As a publicly traded entity, the Company incurred direct expenditures for legal, financial, accounting and other fees that were not required by a private entity. It is estimated that expenditures for these costs approximated $150,000.

         Expansion of capacity: As more fully described in "Business," the Company expanded its ranges of services. As a result, there were additions to management and technical staff, support services and space.

         A detailed comparison of costs and expenses is not appropriate. The increase in sales of $3,228,000 for the current year as compared to the same period for the prior year consists of an increase in sales of the domestic subsidiary of $638,000 and of the acquired foreign subsidiaries of $2,590,000. The acquisition gave rise to the amortization of excess of approximately $73,000. Moreover, Corporate Administration expenses included in Selling, General, and Administrative for the year ended March 31, 1997 were for a four month period and aggregated $216,000 in comparison to $774,000 for the full year ended March 31, 1998.

LIQUIDITY AND WORKING CAPITAL

         As of 3/31/99 working capital decreased to $2,139,000 from $3,778,000 for $1,639,000, as a result of operating losses and the changes detailed in the accompanying consolidated statement of cash flow. The Company believes that it has adequate cash and other components of working capital necessary for planned operations for the next 12 months. Inflation has not been a factor in the Company's results of operations.

YEAR 2000 ISSUE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessments, the Company determined that it will be required to modify or replace non-compliant computer equipment and up-grade non-compliant software. These will be replaced in 1999. The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000.

The Company is primarily in the business of providing services but those services are supported by the use of computer hardware and software systems in the production of a substantial portion of those services. The Company's vendors consist primarily of individual translators and other service professionals who are not expected to be materially impacted by the Year 2000 Issue. The Company is also dependent upon third party suppliers for utility services and telecommunications capabilities. The Company has its primary locations in geographically diverse locations in North America, Europe and Asia. If one of the Company's locations should be unable to operate due to the Year 2000 Issue affecting one of its third party suppliers, the Company believes that replacement services could be rendered from another of the Company's locations.

         The Company has not yet completed a comprehensive study as to whether its third party suppliers and strategic partners are Year 2000 compliant. It is in the process of gathering information bout the Year 2000 status and will continue to assess and monitor their compliance.

         STATUS. The Company has completed a full evaluation of all of its systems, the Company has began the remediation phase and believes it is 60% complete with the information already obtained in the evaluation process. The Company expects to have all critical systems and hardware replaced before October 1, 1999. Following these replacements, the Company plans to test all equipment and software. The testing phase will be completed no later than November 1, 1999. During the period of testing the critical systems, any system or piece of equipment that is found to be non-compliant, will be retired and replaced. The Company does not expect the cost to replace such equipment to be material.

         THIRD PARTIES. The Company has queried its significant suppliers and strategic partners that do not share information systems with the Company, but has not received answers to all of its queries. To date, the Company is not aware of any of these third parties with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that they will be Year 2000 ready. The inability of those third parties to complete their Year 2000 resolution process in a timely fashion is not expected to materially impact the Company. The Company believes that it could partially compensate for the failure of those third parties to comply by utilizing its operations in other geographic locations to meet the client requirements or by using alternate suppliers.

         COSTS. The Company will utilize primarily internal resources to reprogram, replace, test and implement the software and operating equipment for required Year 2000 modifications. The total costs of the Year 2000 project is estimated at $85,000 and is being funded through operating cash flows. To date the Company has incurred approximately ($25,000 expensed and $10,000 capitalized for new equipment), related to all phases of the Year 2000 project. Of the total estimated remaining project costs, approximately $30,000 is related to software up-grades and $20,000 for testing and monitoring of remaining systems.

         RISKS. Management believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 program. In the event that the Company does not complete any additional phases, the Company's ability to produce certain orders may be negatively impacted. More importantly, disruptions resulting from Year 2000 Issues in the world economy in geographies where the Company or its clients have significant operations could adversely affect the Company.

         The Company may be unable to meet service commitments due to computer system failure. The amount of potential liability, lost revenue, and damages cannot be reasonably estimated at this time.

         CONTINGENCY PLANS. The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program because of the planned changes. The Company plans to reevaluate its state of readiness in October 1999 and determine whether such a plan is necessary.

FOREIGN CURRENCY FLUCTUATIONS

         The Company bills its customers in US Dollars and in foreign currencies at agreed upon amounts of exchange. The Company's operations impacted by exchange rate fluctuations have been immaterial.

THE EURO

         On January 1, 1999 a new currency was launched, the Europe, which is a significant step towards full European Monetary Union (EMU) whereby the national currencies of certain European sovereign states will be replaced by a single, supra-national currency in July 2002.

         Currently, the Euro co-exists at fixed exchange rates with existing national currencies of the eleven participating European countries. It is planned that the Euro will stimulate the economies of the EMU countries by introducing transparent pricing between countries, lower transaction costs and greater certainty of investment and trade within Europe.

         Approximately 45% of the Company's revenue for the fiscal year ended March 31, 1999 is located within countries adopting the Euro (Ireland, Germany, France, Spain, the Netherlands and Belgium). The impact of the Euro's introduction and future implementation is not expected to be significant to the revenue and net income of the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The information called for by Item 7 is included in the Financial Statements contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         During the fiscal year ended March 31, 1999, the directors and/or executive officers of The Translation Group were as follows:

        NAME                         AGE        POSITION
        ----                         ---        --------

        Charles D. Cascio             62        President, Chief Executive
                                                Officer/Director
        Julius Cherny, Ph.D.          62        President of BTS and Director
        John Toedtman                 54        Chief Operating Officer/Director
        Gary M. Schlosser             48        Director
        Theodora Landgren             54        Director
        Robert J. Wussler             62        Director
        James W. Grau                 59        Director
        Richard J. L. Herson          80        Director/Employee

         CHARLES D. CASCIO became a Director, President and Chief Executive Officer of the Company in May of 1996. He had previously been engaged by the Company, from its inception, as a financial consultant. From late 1992 until July 1996 he was Chairman and President of Electro-Kinetic Systems, Inc., a publicly held company. From 1990 to late 1992, Mr. Cascio was employed as a full time marketing and financial consultant to John B. Canuso, Inc., a large privately held development, building and entertainment company located in Southern New Jersey. From 1987 to 1990, he was a full time financial and marketing consultant to Drug Screening Systems, Inc., a publicly held manufacturer of drug screening systems to detect the presence of "drugs of abuse." From 1984 to 1987, Mr. Cascio managed a wholly and family owned sporting, entertainment and recreational facility, known as the Coliseum, located in Voorhees, NJ. Mr. Cascio holds a Bachelors Degree in Economics from Iona College.

         JULIUS CHERNY, PH.D. was a Director from May 1996 to October 1998 and on September 2, 1997 assumed the presidency of Bureau of Translation Services, Inc. Dr. Cherny is a founder and partner of Mottola, Cherny and Associates, a consulting firm specializing in providing financial, organizational and systems consulting services. He is currently president and a director of Electro-Kinetic Systems, Inc., a publicly held company. Dr. Cherny holds a Ph.D. in accounting and is currently on staff at the NYU Graduate School of Business and previously at the Hagen School of Business at Iona College. Dr. Cherny has held positions as Director, Senior Vice President, and Chief Financial Officer with firms in the securities industry. Dr. Cherny has published numerous papers and books dealing with finance, accounting and advanced mathematical theory. In November of 1998, Mr. Cherny resigned as President of BTS and a director of the Company.

         JOHN TOEDTMAN has been employed by the Company since October 1998 and was appointed as a Director in February 1999. From 1996 to 1998 Mr. Toedtman was employed as Managing Director of Blue Stone Capital Partners, L.P., an investment banking firm. From 1990 to 1996 Mr. Toedtman was President and Director of Gen/Rx, Inc., a pharmaceutical firm; from 1980 to 1986 he was President and Director of Personal Diagnostics, Inc., a medical device company; and from 1976 to 1980 he was
President and Director of Princeton Chemical Research, Inc., a process technology company; and from 1970 to 1976 he was Group Vice President of Englehard Industries, a large precious metals company. Mr. Toedtman has a B.A. in economics from Georgetown University.

         GARY M. SCHLOSSER was elected a Director in August 1996. Since August 1, 1994, Mr. Schlosser has been the President and a director of Jefferson Bank of New Jersey. From October 1989 through July 1994 he was Executive Vice President of Glendale National Bank of New Jersey and prior thereto, from July 1988, he was President of Glendale Mortgage Services Corporation, a subsidiary of Atlantic Bancorporation. Mr. Schlosser received a bachelor of arts degree in history and business from the University of Colorado at Denver. Mr. Schlosser is a member of the Camden County Bankers Association and the South Jersey Security Bankers Association.

         THEODORA LANDGREN currently is a Director and resides in London, England. She was the Chairperson of the Board of Directors and Chief Operating Officer of the Company from January 1996, to April 1998 and she was the Chairman and President of BTS since founding the firm in 1984 until September 2, 1997. Prior to starting BTS she studied linguistics and computer programming at several universities including Universities of Denver and Innsbruck (Austria) and USC College of Continuing Education, as well as teaching English to non-English speaking students at the University of Stockholm, Sweden. Ms. Landgren is active in the American Translator's Association (ATA) and the Society of Technical Communication (STC).

         ROBERT WUSSLER was elected a Director in September 1997. Mr. Wussler is currently President & CEO of The Wussler Group and Affiliate Enterprises, a company owned by ABC Television Network. He is the former President of CBS Television and CBS Sports and was an original founder of CNN (Cable News Network). Mr. Wussler received a bachelor of arts degree in communications from Seton Hall University. Additionally, he holds honorary doctorates of law from Seton Hall University and Emerson College. He has served as Chairman of the National Academy of Arts and Sciences and member of the Board of Governors of both the National Cable Television Association and the National Academy of Cable Programming.

         JAMES W. GRAU was elected a Director in April of 1997. Since 1980, Mr. Grau has served as President and was the founder of Charisma Communications, Ltd. which specializes in producing programs, industrials, live events and concerts for the networks, cable and industry. During its 19 year history Charisma has created programs earning the highest industry awards and accolades and has eleven productions in The Museum of Television and Radio.

         RICHARD J. L. HERSON is a Director and employee of The Translation Group. Mr. Herson served as the Chief Financial Officer from July 6, 1995, until August 31, 1997. From 1945 to 1974 Mr. Herson was a general partner in the firm of Hertz, Herson and Company, CPA's with offices in New York, and Charlotte. He is currently Secretary of the Bruner Foundation, where he directs its investment portfolio. He is also secretary/treasury of Electro-Kinetic Systems, Inc., a publicly held company. He holds a Bachelor's Degree from the City College of New York and a M.S. in Accounting from Columbia University. He has also authored numerous articles and a book on accounting. Mr. Herson will retire as an employee in July 1999.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes the total compensation of the chief executive officer and the other most highly compensated officers whose salary is in excess of $100,000 for the fiscal year ending March 31, 1999.



                           SUMMARY COMPENSATION TABLE

===========================================================================================================================
                                                                                   Long Term Compensation
                                                                        ===================================================
                                        Annual Compensation                     Awards                 Payouts
===========================================================================================================================
                                                             Other      Restricted
Name and                                                     Annual       Stock       Stock        LTIP     All
Principal                        Salary        Bonus        Compen-      Award(s)   Options/SARS(Payouts    Other
Position           Year(s)        ($)           ($)        sation($)       ($)                     ($)      Compen-sation($)
============================================================================================================================
Charles D. Cascio  1999        $108,058         -0-        $24,956(ii)
   President and   1998        $106,775         -0-        $19,188
   CEO             1997         $87,000 (i)     -0-             -0-
============================================================================================================================

Julius Cherny      1999        $104,000         -0-        $21,044(iv)
   President of    1998(iii)    $60,000         -0-             -0-
   BTS             1997             N/A         N/A            N/A
============================================================================================================================

Theodora           1999       $126,748(v)       -0-         $5,309(vi)
Landgren           1998       $106,775          -0-         $9,000
   Chief           1997       $104,000          -0-             -0-
   Operating
   Officer
============================================================================================================================


(i)    for the period from May 10, 1996 to March 31, 1997.
(ii) consists of car allowance and related expenses totaling $10,608, medical reimbursement of $2,215, health insurance, premium of $5,104 and life insurance premium of $7,028.
(iii)  for the period from September 1, 1997 to March 31, 1998.
(iv) consists of health insurance premiums totaling $6,469 and medical reimbursements of $14,575.
(v)    consists of settlement agreement payments in lieu of salary of $123,548.
(vi)   consists of health insurance premiums.

EMPLOYMENT AGREEMENTS

         The Company has a five year written employment contract dated July 1, 1996 with its Chief Executive Officer for an annual base salary of $104,000 during each of the five years thereof, plus annual cost of living adjustments. This agreement also (i) contains restrictions on competing with the Company for two years following termination of employment, (ii) provides for severance payments in the event of termination without cause by the Company in an amount equal to the aggregate amount of payments due under the term of the Agreement (without regard to extensions), but in no event less than one year's compensation, (iii) provides that the Company will purchase a life insurance policy naming as beneficiary a person chosen by the officer in an amount equal to 2.5 times his salary and (iv) provides for a car or a car allowance.

         The Company has a three-year written employment contract with its Chief Operating Officer, John Toedtman, for an annual base salary of $100,000 during each of the three years thereof, plus annual cost of living adjustments. This agreement also (i) provides for a car or car allowance. Mr. Toedtman was also granted options to purchase 100,000 shares of the Company's common stock.

         The Company also had a similar agreement with the president of its foreign subsidiary. This executive has since retired from the Company as of January 31, 1999. The Company also had an agreement with the president of its American subsidiary for a salary in the base amount of $104,000 per year.

STOCK OPTION PLAN

         In October of 1996, the Board of Directors and stockholders of the Company adopted a Stock Option Plan (the "Option Plan") as an incentive for, and to encourage share ownership by, the Company's officers, directors and other key employees and/or consultants and potential management of possible future acquired companies. The Option Plan provides that options to purchase a maximum of 2,500,000 shares of common stock, subject to adjustment in certain circumstances may be granted under the Option Plan. Both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified options are provided for under the Plan. The Option Plan also allows for the granting of stock appreciation rights ("SARs") in tandem with, or independently of, stock options. Any SARs granted will not be counted against the 2,500,000 share limit.

         The purpose of the Option Plan is to make options and SARS available to certain officers, directors and other key employees and/or consultants of the Company in order to give such individuals a greater personal interest in the success of the Company and, in the case of employees, an added incentive to continue and advance in their employment.

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

         See Note 8-Stock Options and Warrants, Notes to Consolidated Financial Statements, relative to the granting of options during the years ended March 31, 1999, and March 31, 1998, unexercised options held as of the end of the fiscal year, options exercised and options forfeited during the years.

         Compensation of Directors

         Beginning April 1, 1999, outside directors of the Company will be compensated for their services at the rate of $1,000 per meeting and receive options to acquire 5,000 shares of common stock each quarter at the average market value of the last ten days of the quarter. See also "Executive
Compensation - Employment Agreements" for descriptions of other agreements between the Company and certain of its directors who are employees of the Company.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon information supplied to the Company by its directors, officers and beneficial owners of at last 10% of the common stock, the Company believes that during the fiscal year ended March 31, 1999, all filing requirements under Section 16(a) applicable to its directors and executive officers were met except that Mr. Herson failed to file Form 4 relative to the disposition of certain of his shares to members of his family and to a foundation of which he is president.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's common stock, as of June 15, 1999, by (a) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of common stock, (b) each director and executive officer of the Company who owns shares and (c) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of common stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. The reported numbers and percentages include stock options and warrants which are currently exercisable or exercisable within 60 days of June 15, 1999 as required by Item 403 of Regulation S-B of the Securities Act.

                                    COMMON STOCK
                                       OWNED                     PERCENTAGE
    NAME AND ADDRESS                BENEFICIALLY                  OF CLASS
    ----------------                ------------                 ----------
Theodora Landgren (2)(3)              477,000                       17.1%
Charles D. Cascio (1)(2)(4)           365,000                       13.0%
Richard J.L. Herson (1)(5)             74,000                        2.6%
Gary M. Schlosser (1)(6)               50,000                        1.8%
Julius Cherny (6)                     300,000                       10.7%
James W. Grau (7)                       6,660                         *
Edouard Prisse (8)                    253,000                        9.0%

John Toedtman (1)(6)                  100,000                        3.6%
Robert J. Wussler (6)                  60,000                        2.1%
All Executive Officers and
Directors as a Group (9)            1,685,660                       44.9%
                                    =========                       =====
------------------

*        Less than 1%

(1)    Uses the Company's address at 30 Washington, Haddonfield, NJ 08033.

(2) Includes 100,000 currently exercisable warrants and 100,000 currently vested stock options.

(3) Does not include an additional 112,500 shares of Common Stock held in a Voting Trust under which she had sole voting control until December 2, 1998. The Voting Trust has since been terminated and the shares returned to their respective record owners.

(4) Does not include an aggregate of 144,000 shares owned by his adult independent children. Mr. Cascio disclaims beneficial ownership of such shares.

(5)    Includes 39,000 currently exercisable stock options.

(6)    Consists of currently exercisable stock options.

(7)    Consists of currently exercisable warrants.

(8) Includes 100,000 shares of common stock, an additional 103,000 shares of common stock to be delivered pursuant to a prior agreement and 50,000 currently exercisable stock options.

(9) Includes 587,500 shares, 749,000 currently exercisable stock options, and 206,660 warrants owned by all executive officers and directors of the Company during the reporting period.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has an exclusive license agreement with Gedanken, a company controlled by Dr. Julius Cherny, for the worldwide rights to an automated machine translation system. Dr. Cherny owns a United States Patent that describes apparatus and methods for translating languages using advanced telecommunications and computer technologies. The Company is obligated under the agreement to pay royalties on all revenues generated that use, in whole or in part, the patent rights and know-how.

         On June 29, 1998, the Company entered into a five-year consulting agreement with a former officer of a foreign subsidiary which provides for an annual retainer of $20,000 plus the ability to borrow up to $50,000 a year from the Company which will be secured by common stock of The Translation Group currently owned by the former officer. In exchange for the above mentioned remuneration, the consultant will provide his services to the Company for a minimum of one day per week throughout the term of the agreement.

         Michael Cascio, Esquire, the son of Charles Cascio, President and Chief Executive Officer of The Translation Group, provided legal services to the Company for the fiscal years ended March 31, 1999 and 1998 valued at $49,004 and $47,000, respectively.

         The Company has entered into written employment agreements with certain of its officers. See "Executive Compensation."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits were filed as part of SB-2 Registration Statement dated July 25, 1996 (Registration No. 333-8857):


Exhibit No.           Description                                                          Method of Filing
1.1                   Revised Underwriting Agreement                                       (4)

2.1                   Stock Purchase Agreement between the Stockholders of Planet Access   Filed herewith
                      Networks, Inc., Planet Access Networks, Inc. and the Company, as
                      amended dated April 27, 1999

3.1                   Restated Certificate of Incorporation of the Company                 (1)

3.2                   By-laws of the Company                                               (1)

4.1                   Specimen Common Stock Certificate                                    (3)

4.2                   Specimen Warrant Certificate                                         (3)

4.4                   Revised Form of Warrant Agreement                                    (4)

4.5                   Form of Revised Representative's Warrant Agreement                   (4)

4.6                   Form of Revised Representative's Warrant                             (4)

4.7                   Form of Subscription Agreement between the Company and investors     (1)
                      pursuant to December 7, 1995 Private Placement Memorandum

10.1                  Lease Agreement between Bureau of Translation Services, Inc. and     (1)
                      J.C.G. Partnership dated January 18, 1995

10.2                  Employment Agreement between the Company and Charles D. Cascio       (2)
                      dated as of December 7, 1995, as amended



10.3                  Agreement between the Bureau of Translation Services, Inc. and       (2)
                      debis Systemhaus KSP - Rommorzielle Systeme und Projeit Gomblt
                      dated May 24, 1995

10.4                  The Translation Group, Ltd. 1995 Stock Option Plan                   (1)

10.5                  Consulting Agreement between the Representative and the Company      (4)

10.6                  License Agreement between the Company and Gedanken Corporation       Incorporated by reference
                      dated as of November 1, 1996                                         to the Company's Annual
                                                                                           Report on Form 10-KSB for
                                                                                           the year ended March 31,
                                                                                           1997

10.7                  Consulting Agreement between the Company and James W. Grau dated     Incorporated by reference
                      February 20, 1997                                                    to the Company's
                                                                                           Registration Statement on
                                                                                           Form S -8 filed May 21,
                                                                                           1997

10.8                  Agreement between the Company and Felician College dated April 6,    Incorporated by reference
                      1998                                                                 to the Company's Annual
                                                                                           Report on Form 10-KSB for
                                                                                           the year ended March 31,
                                                                                           1998

10.9                  Employment Agreement between the Company and Jeffrey Cartwright      Filed herewith
                      dated May 18, 1999

10.10                 Employment Agreement between the Company and Frederick LaParo        Filed herewith
                      dated May 18, 1999

10.11                 Employment Agreement between the Company and John Toedtman dated     Filed herewith
                      May 18, 1999



10.12                 Stock Pledge Agreement between the Company and various former        Filed herewith
                      stockholders of Planet Access Network, Inc. dated May 18, 1999

10.13                 License Agreement between the Company and ESTeam AB dated April      Filed herewith
                      15, 1999*


-------------------------

* Subject to confidential treatment request pursuant to Rule 24b-2 of the Exchange Act of 1934.

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 dated July 25, 1996 (Registration No. 333-8857) (the "Form SB-2").
(2)     Incorporated by reference to Amendment No. 1 to the Company's Form SB-2.
(3)     Incorporated by reference to Amendment No. 2 to the Company's Form SB-2.
(4)     Incorporated by reference to Amendment No. 3 to the Company's Form SB-2.


(b)     REPORTS ON FORM 8-K.

         During the quarter ended March 31, 1999 the Company filed the following Reports on Form 8-K.

         1. Report on Form 8-K filed March 10, 1999 relating to the Company decision not to retain Richard A. Eisner & Company, LLP ("Eisner") to audit the Company's financial statements for the year ended March 31, 1999.

         2. Report on Form 8-K/A filed march 19, 1999 relating to the Company's decision not to retain Eisner to audit the Company's financial statements for the year ended March 31, 1999.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE TRANSLATION GROUP, LTD.


                                                 By:   /S/ CHARLES D. CASCIO
                                                    ----------------------------
                                                    Charles D. Cascio, President


                                                 Dated:  July 14, 1999


                                                 By:  /S/ JUSTINE KOSTKA
                                                    ----------------------------
                                                    Justine Kostka, Controller


                                                 Dated:  July 14, 1999


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                   Title                                       Date
/s/  Charles D. Cascio                      President, Chief Executive                  July 14, 1999
CHARLES D. CASCIO                           Officer and Director

/s/ Theodora Landgren                       Director                                    July 14, 1999
THEODORA LANDGREN

/s/  Richard J.L. Herson                    Director and Employee                       July 14, 1999
RICHARD J.L. HERSON

/s/  Gary M. Schlosser                      Director                                    July 14, 1999
GARY M. SCHLOSSER

/s/  Robert Wussler                         Director                                    July 14, 1999
ROBERT WUSSLER

/s/  John Toedtman                          Chief Operating Officer                     July 14, 1999
JOHN TOEDTMAN                               and Director


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
The Translation Group, Ltd.

We have audited the accompanying consolidated balance sheet of The Translation Group, Ltd. and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all materials respects, the consolidated financial position of The Translation Group, Ltd. and subsidiaries as of March 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                                         /s/ Wiss & Company, LLP
                                                         -----------------------
                                                             WISS & COMPANY, LLP


Livingston, New Jersey
June 22, 1999

INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
The Translation Group, Ltd.


We have audited the accompanying consolidated balance sheet of The Translation Group, Ltd. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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



/s/ Richard A. Eisner & Company, LLP
Richard A. Eisner & Company, LLP

New York, New York
June 30, 1998

                           THE TRANSLATION GROUP, LTD.
                                and Subsidiaries
                           Consolidated Balance Sheet
                              As of March 31, 1999

 ASSETS
 Current assets:
   Cash and cash equivalents                                                               $ 1,895,970
   Accounts receivable, net of allowance for doubtful
    accounts of $71,140                                                                        857,261
   Work in process                                                                             390,780
   Certificate of deposit, pledged                                                             106,540
   Other current assets                                                                        350,337
                                                                                               -------

 Total current assets                                                                        3,600,888

 Property and equipment, net of accumulated depreciation and
  amortization of $773,878                                                                   1,007,719

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $169,547                                                       1,249,717
 Loan receivable from officer                                                                  149,500
 Other assets                                                                                  128,017
                                                                                               -------

 TOTAL ASSETS                                                                              $ 6,135,841
                                                                                           ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                        $   451,631
   Notes payable, banks                                                                        196,672
   Current maturities of long-term obligations                                                 123,630
   Accrued liabilities                                                                         444,742
   Deferred income                                                                             244,780
                                                                                               -------

 Total current liabilities                                                                   1,461,455

 Long-term obligations, less current maturities                                                178,254

 TOTAL LIABILITIES                                                                           1,639,709
                                                                                             ---------
 Commitments and contingencies

 Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 authorized,
    no shares issued and outstanding
   Common stock, $.001 par value, 15,000,000 shares authorized,
    2,278,340 shares outstanding and to be issued                                                2,278
   Additional paid-in capital                                                                6,051,985
   Unearned portion of compensatory warrants                                                   (45,000)
   Retained earnings                                                                        (1,467,025)
   Common stock in treasury, 8,000 shares                                                      (68,032)
   Foreign currency translation adjustment                                                      21,926
                                                                                                ------

 Total stockholders' equity                                                                  4,496,132
                                                                                             ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 6,135,841
                                                                                           ===========




 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE TRANSLATION GROUP, LTD.
                                and Subsidiaries
                      Consolidated Statements of Operations
                   For the years ended March 31, 1999 and 1998



                                                                          MARCH 31,         MARCH 31,
                                                                            1999              1998
                                                                            ----              ----
 Revenue                                                                 $ 5,987,002       $ 6,420,833
 Cost of revenue                                                           4,832,359         4,189,366
                                                                         -----------       -----------

 Gross profit                                                              1,154,643         2,231,467
                                                                           ---------         ---------

 Cost and expenses:
   Selling, general and administration                                     1,864,721         1,309,349
   Research and development                                                  147,320           244,169
   Special projects and other costs                                          979,357
   Corporate administration                                                  736,184           773,897
   Amortization of excess of purchase price over
    fair value of net assets acquired                                         96,884            72,663
                                                                           ---------         ---------
 Total                                                                     3,824,466         2,400,078
                                                                           ---------         ---------

 Loss before other income (expense)                                       (2,669,823)         (168,611)
                                                                          -----------         ---------

 Other income (expense):
   Interest income                                                           185,212           197,488
   Interest expense                                                          (45,461)          (18,754)
   Foreign currency gains (losses)                                           (14,774)               -
                                                                             --------          -------
                                                                             124,977           178,734
                                                                            --------           -------

 (Loss) income before provision for income taxes                          (2,544,846)           10,123

 Provision for income taxes                                                 (396,160)           24,437
                                                                            ---------           ------

 Net loss                                                             $   (2,148,686)        $ (14,314)
                                                                      ===============        ==========



 Net loss per common share outstanding - basic                               $ (0.94)          $ (0.01)
                                                                            ========           ========
                                       - diluted                             $ (0.94)          $ (0.01)
                                                                             ========          ========

 Weighted-average shares - basic                                           2,278,340         2,124,000
 Dilutive effect of potential common shares                                       -                 -
                                                                           ---------         ---------
 Weighted-average shares - diluted                                         2,278,340         2,124,000
                                                                           =========         =========



 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


                                                                             UNEARNED                         FOREIGN
                                                                 ADDITIONAL  PORTION OF                       CURRENCY      TOTAL
                                                COMMON   COMMON    PAID-IN  COMPRETAINED RETAINED TREASURY TRANSLATION STOCKHOLDERS'
                                                SHARES    STOCK     CAPITAL   WARRANTS     EARNINGS  STOCK    ADJUSTMENT    EQUITY
                                                ------   ------  ----------  -----------  --------- ------- ------------ -----------
 BALANCE AT MARCH 31, 1997                     1,943,000 $ 1,943 $4,046,772   $   -       $ 695,975  $   -    $   -     $ 4,744,690

  Shares issued with the exercise of warrants     13,340      13     80,027                                                  80,040

  Shares issued in connection with consulting
   agreement                                      25,000      25    149,975                                                 150,000

  Adjustments in connection with prior financings 10,000      10    (11,502)                                                (11,492)

  Shares issued in connection with exercise of
  employee stock options                           2,000       2     11,998                                                  12,000

  Shares issued and issuable in connection with
    the acquisition of the Word House Companies  185,000     185  1,109,815                                               1,110,000

  Shares issuable in connection with the contingent
   purchase price of the Word House Companies    100,000     100    399,900                                                 400,000

  Warrants issued in connection with public
   relations agreement                                               40,000                                                  40,000

  Option granted for warrants to a consultant                       225,000  (225,000)                                            -

  Foreign currency translation adjustment                                                                        9,769        9,769

  Net loss                                          -         -          -          -    (14,314)       -           -       (14,314)
                                               ---------  ------  ---------  ---------  ---------  ---------  ---------   ----------

BALANCE AT MARCH 31, 1998                      2,278,340   2,278  6,051,985  (225,000)   681,661         -       9,769    6,520,693

  Amortization of unearned compensation                                       180,000                                       180,000

  Purchase of treasury stock, 8,000 shares                                                         (68,032)                 (68,032)

  Foreign currency translation adjustment                                                                        12,157      12,157

  Net loss                                                                -          -   (2,148,686)         -        -  (2,148,686)
                                              --------- ------- ----------- ---------  ------------- ---------- -------- -----------

BALANCE AT MARCH 31, 1999                     2,278,340 $ 2,278 $ 6,051,985 $ (45,000) $ (1,467,025) $ (68,032) $ 21,926 $ 4,496,132
                                              ========= ======= =========== ========== ============= ========== ======== ===========





See accompanying notes to financial statements.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



                                                    MARCH 31,      MARCH 31,
                                                      1999           1998

 Net loss                                        $ (2,148,686)    $ (14,314)

 Other comprehensive income (loss)
   Currency translation adjustment                     12,157         9,769
                                                 ------------     ---------

 Comprehensive loss                              $ (2,136,529)     $ (4,545)
                                                 =============     =========





See accompanying notes to financial statements.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


                                                                                       MARCH 31,     MARCH 31,
                                                                                         1999          1998
                                                                                         ----          ----
 Cash flows provided by (used for) operating activities:
   Net loss                                                                         $ (2,148,686)    $ (14,314)
   Adjustments to reconcile net loss to net cash provided by (used for)
    operating activities:
     Depreciation and amortization                                                       325,382       250,508
     Amortization of excess purchase price over fair value of net assets acquired        130,882
     Amortization of compensatory warrants                                               180,000
     Settlement agreement                                                                270,251
     Warrants issued for services                                                                       40,000
     Loss on abandonment of property and equipment                                                       6,258
     Deferred income taxes                                                              (218,172)      (60,620)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                 326,779       112,917
     Work in process                                                                     346,917      (575,908)
     Other current assets                                                               (205,962)      236,945
     Other assets                                                                        (22,261)       (2,813)
     Accounts payable                                                                    108,828        80,470
     Accrued liabilities and deferred income                                              (3,034)      (73,340)
     Accrued income taxes - foreign                                                      (31,954)       31,954
                                                                                         --------      --------

 Net cash provided by (used for) operating activities                                   (941,030)       32,057
                                                                                        ---------       ------

 Cash flows provided by (used for) investing activities:
   Investments in US Government obligations                                            2,000,000     1,000,720
   Purchase of property and equipment                                                   (404,851)     (311,329)
   Acquisition costs of $83,978, net of cash acquired of $14,438                                       (69,540)
   Investment in certificate of deposit                                                   (6,540)     (100,000)
   Loans and advances to officers                                                        (12,000)     (153,200)
                                                                                         --------     ---------

 Net cash provided by (used for) investing activities                                  1,576,609       366,651
                                                                                       ---------       -------

 Cash flows provided by (used for) financing activities:
   Net proceeds from issuance of common stock                                                           80,548
   Net proceeds from notes payable, banks                                                 46,672       150,000
   Payments on long-term obligations                                                     (95,477)           -
                                                                                         --------      -------

 Net cash provided by (used for) financing activities                                    (48,805)      230,548
                                                                                         --------      -------

 Foreign currency translation adjustment                                                  12,157         9,769
                                                                                          ------         -----

 Net increase in cash and cash equivalents                                               598,931       639,025

 Cash and cash equivalents, beginning of year                                          1,297,039       658,014
                                                                                       ---------       -------

 Cash and cash equivalents, end of year                                              $ 1,895,970   $ 1,297,039
                                                                                     ==========================

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:  During
   the year ended March 31, 1999, the Company acquired 8,000 shares of its common stock in  satisfaction  of a loan  receivable from an officer
   During the year ended March 31, 1998, the Company issued 25,000 shares of its stock for a consulting agreement valued at $150,000.
   On June 30, 1997, the Company acquired the stock of Word House as described in Note 1.

 SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION:  Cash paid during the year for:
      Interest                                                                          $ 45,461      $ 14,633
                                                                                        --------      --------
      Income taxes                                                                         $ 359         $ 602
                                                                                           -----         -----




 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  THE TRANSLATION GROUP, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY

The Translation Group, Ltd. and Subsidiaries (TTGL or the Company) translates and localizes documents and software into various languages. Services are provided to many industries with a concentration in information technology companies. The Company has launched a research program directed toward the development of computer-based translation systems. The basic business model is to accelerate technical developments together with product marketing and sales.

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

In February 1997, the Company obtained an exclusive worldwide license and rights to use and sell know-how, apparatus, and methods pertaining to tools and systems developments based on a patent application by the Gedanken Corporation ("Gedanken"). Gedanken has applied for a United States Patent that describes apparatus and methods for translating words, phrases, and sentences from a source language to other target languages using advanced telecommunications and computer technologies. The original agreement has been modified as described in
Note 4.

Effective June 30, 1997, and as later amended, TTGL acquired all the issued and outstanding common stock of the companies that comprise the Word House Group (Word House) in exchange for 185,000 of its common shares and 200,000 additional common shares contingent on future earnings levels, of which 100,000 shares were issuable as of March 31, 1998.

On April 15, 1999, the Company entered into a development and license agreement with ESTEAM AB (EST), a corporation organized under the laws of Sweden. EST is a software-development company specializing in the development of a computer-automated language translation system, known as the "BTR System," that tailors such system to specific applications. The BTR System, when applied to appropriate hardware, automatically performs language translations without any human intervention. TTGL has received an exclusive worldwide license for four identified applications and for four additional applications for a period of fifteen years. For royalties, development costs, and other information, see Note 11.

As of May 1, 1999, the Company acquired all the issued and outstanding shares of Planet Access Networks, Inc. (Planet) for 416,668 shares of its common stock and cash in the amount of $900,000. The Company agreed further to secure additional funding for Planet; moreover, the sellers have the right to require the Company to repurchase all or part of the issued shares based on certain conditions. See
Note 11.


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEARS

The Company's reporting year ends March 31. For purposes of reporting, fiscal year ended March 31, 1999 will also be referred to as the 1999 fiscal year; fiscal year ended March 31, 1998 will also be referred to as the 1998 fiscal year; and any reference to fiscal year ended March 31, 1997 will also be referred to as the 1997 fiscal year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of TTGL, BTS, and Word House, from the date of Word House acquisition on June 30, 1997. All significant inter-company accounts and transactions have been eliminated. Accordingly, the consolidated financial statements for the year ended March 31, 1999 and 1998 reflect the results of activities of all of these companies.

The Company has accounted for its acquisition of the Word House Companies under the purchase method of accounting, wherein the purchase price is allocated to the assets and liabilities as of the acquisition date based on estimated respective fair values. The excess of purchase price over fair values of net assets acquired is being amortized over fifteen years. Stockholders' equity as of March 31, 1999 includes issuable shares (see Note 1).

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

CAPITALIZED COMPUTER SOFTWARE COSTS

AcSEC SOP98-1 requires companies to capitalize and amortize certain costs associated with developing software for internal use. There are three stages: the preliminary project stage; the application development stage; and the post-implementation/operation stage. After the preliminary project stage is completed and management has committed to funding a probable successful software project, such costs should be capitalized. Once the software is placed into service, the capitalized cost should be amortized over the period of expected benefit in a systematic and rational manner.

SFAS No. 2, together with FASB No. 86, accounting for research and development (R&D) costs, require that companies expense R & D until the research and development project has reached technological feasibility. The Company believes that these releases apply to its development of machine-translation computer systems and that such technological feasibility was achieved as at August 1, 1998. Accordingly, all expenditures to that point have been expensed as research and development and capitalized after that date.

FOREIGN CURRENCY TRANSLATION

Statement of operations amounts have been translated using the average exchange rates in effect for each period. Gains and losses from foreign exchange transactions have been included in the Statements of Operations. Balance sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustment has been included in the foreign currency translation adjustment, as a separate component of stockholders' equity.

EARNINGS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS) which requires dual presentation of basic and diluted EPS for all entities with complex capital structures on a retroactive basis. Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during each year, shares contingently issuable under the Word House acquisition have been included for fiscal 1999 and excluded from the calculation for the 1998 fiscal year. Diluted EPS gives effect to outstanding warrants and options using the treasury stock method. For fiscal 1999 and fiscal 1998, options and warrants were considered anti-dilutive and were excluded from the calculation of diluted EPS.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid debt instruments when purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

 Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and unsecured trade receivables. The Company maintains its cash balances in financial institutions some of which are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances at March 31, 1999 totaled approximately $1,936,000. Of the uninsured cash balances, $1,823,000 is held in a Salomon Smith Barney money market account.

The Company grants unsecured credit to virtually all of its customers, with no individual customer comprising a concentrated risk. Management believes that credit risk associated with accounts receivable is limited due to the Company's long standing relationships with the majority of its customers.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost net of depreciation and amortization. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the assets in place. Amortization of leasehold improvements is provided over the shorter of the lease term or the estimated useful life of the asset.

STOCK OPTIONS

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires pro-forma disclosure of net income as if the SFAS No. 123 fair-value method had been applied. The Company measures and recognizes compensation costs under the provisions of Accounting Princples Board Opinion No. 25, "Accounting for Stock Issued to Employees" (by SFAS No.
123) which permits that when the exercised price of the Company's employee stock option equals or is more than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

MARKETING AND ADVERTISING

Marketing and advertising costs are expensed as incurred. Such expenses approximated $223,000 and $98,000 for the years ended March 31, 1999 and 1998, respectively.

INCOME TAXES

The Company accounts for its income taxes using the liability method which measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The asset arising from the net operating loss carry forwards was fully reserved since the realization of the benefits is uncertain.

SPECIAL PROJECTS AND OTHER COSTS

During the year ended March 31, 1999, the Company incurred significant costs which include: special projects relating to new product developments and investigation of strategic alliances; settlement of salary contracts with previous chief operating officer; the opening and closing of a Canadian facility; the amortization of the value of options regarding a financial consulting contract; and settlement of differences of professional fees for the prior and current periods.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain of the Company's subsidiaries were previously a part of a consolidated group in the Netherlands. Such subsidiaries may be jointly and severally liable for any tax assessments resulting from the group. Management estimates that no provision for such contingency is necessary. Actual results could differ from these estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented: SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in financial statements; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way public business enterprises report information about operating segments in annual and interim financial statements. The Company considers that it operates in one industry segment and is reporting segment data in accordance with markets.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Annual Report to Stockholders contains forward-looking statements. To date, the Company has not completed the commercialization of products or services based on its technological approaches, and there can be no assurance that the approaches will enable the Company to commercially exploit such technology. In addition, the Company faces competition from other companies, many of which are larger and better financed.

The Company had a substantial operating loss for its year ended March 31, 1999. While it expects to reduce its losses significantly in its first quarter and return to profitability, there is no assurance that funds will become available for its research and development programs and related sales and marketing of products. Insufficient funds could require the Company to delay, scale back, or eliminate certain of these programs. There also can be no assurance that pending developments will be protected by enforceable patents or copyrights, or maintained in confidence as trade secrets.

Other factors may affect the Company's future operations, including the ability to attract and retain qualified management, to exploit current marketing efforts, and to compete successfully in the market.


NOTE 3-SIGNIFICANT CUSTOMERS

For the year ended March 31, 1999, two customers account for 20% and 11% of revenues, in comparison to two customers that represented 10% and 14% of revenues for the year ended March 31, 1998.


NOTE 4-RESEARCH AND DEVELOPMENT

The Company expensed approximately $147,000 and $244,000 for the development of a machine-translation system during the year ended March 31, 1999 and 1998. The goal for the design of machine tools, or systems, is to enhance the translation/localization (production) process. The Company considers that technological feasibility was achieved as at August 1, 1998, and subsequent payments to the Gedanken Corporation, in the amount of $180,000, were capitalized after that date.

In February 1997, the Company obtained an exclusive worldwide license and rights to use and sell know-how, apparatus, and methods pertaining to tools and systems developments based on a patent application by Gedanken. By assignment from Dr. Julius Cherny, Gedanken applied for a United States Patent that describes apparatus and methods for translating words, phrases, and sentences from a source language to other target languages using advanced telecommunications and computer technologies. The Company is obligated to pay royalties on all revenues generated that use in whole or part the patent rights and know-how. The Company has the right to stop funding at specified times or accomplishment periods. The Company has agreed to pay Gedanken $750,000 for a translation/ localization system (that includes a specific topic builder, general topic dictionary, quality control, and alignment tools) at the rate of $20,000 a month through December 15, 1998, and at the rate of $40,000 a month thereafter; the original arrangement of $20,000 per month has been verbally extended through June 30, 1999.

Under the 1997 license agreement, the Company also has the option from Gedanken for the rights to the development of a Real Time Voice Translation System based on providing the necessary funding estimated at $4,000,000.

Dr. Cherny resigned his positions as the president of BTS and a director of the Company in November, 1998. Since that time, he has devoted full time to research and development on behalf of the Company. Dr. Cherny remains president and principal shareholder of Gedanken.

NOTE 5-PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                         March 31, 1999      Average Useful Life
                                                                   (Years)


Equipment (includes                         $848,461                  5
$520,000 pledged as collateral
for bank notes payable)
Software                                     238,615                  5
Equipment and software
under licenses                               334,564                  5
Office condominium                           245,182                  20
Furniture & fixtures                          54,219                  5
Vehicles                                      23,269                  3
Leasehold improvements                        37,287                  5
                                           ---------
Total                                      1,781,597
Less: accumulated
depreciation and amortization                773,878
                                          ----------
Net property and equipment                $1,007,719
                                          ==========

For the years ended March 31, 1999 and 1998, depreciation and amortization expenses were $258,880 and $183,651, respectively.

NOTE 6-RELATED PARTY TRANSACTIONS

The Company settled the outstanding employment contract and loan account with its former chairperson and chief operating officer for approximately $360,000 (which includes legal fees) and the return of 8,000 shares of its common stock. It was deemed that $275,000 of the settlement was a period expense and the balance a deferred consulting fee. Due from the Company's chief executive officer (CEO) is a loan of $149,500 (which includes accrued interest at the rate of 6% per annum) that is collateralized by 20,000 of such individual's shares of the Company's common stock.

The Company has retained a former officer and son of the Company's CEO as outside legal counsel; fees were $49,000 in fiscal 1999 and $47,000 in fiscal 1998. For consulting services for year ended March 31, 1998, a director received 20,000 warrants valued at $40,000, and a corporation under his control, received $24,013. A former officer and a current director and employee received $26,851 in fiscal 1999 and $17,912 in fiscal 1998.

Gedanken, a company controlled by Dr. Julius Cherny, was paid $240,000 by the Company during both fiscal 1999 and fiscal 1998 for the computer translation system that Gedanken is developing (see Note 4 relative to the accounting for such payments).


NOTE 7-DEBT

The original bank loan for financing of equipment in the amount of $150,000 is payable monthly, beginning April 1998, in the principal amount of $6,250 plus interest at the rate of 9.5%. The loan is collateralized by the equipment, a $100,000 certificate of deposit and certain other assets.

Word House has a bank net overdraft facility of up to $150,000, which is collateralized by cash, accounts receivable, and equipment. The bank has also issued a letter of credit for the account of Word House in the amount of $50,000 as a security deposit.


NOTE 8-INCOME TAXES

As of March 31, 1999 and 1998 other assets include approximately $112,000 and $31,000 respectively of claims for income taxes paid in prior periods as a result of carry back of operating losses.


Net operating loss carry-forwards:

         The Company has US Federal and State operating loss carry forwards and deferred tax assets of approximately $1,100,000 which expire over the ensuing period of twenty years.

         The  Company  has  foreign  net  operating   loss   carry-forwards   of
approximately $473,000 which expire as follows:

                              Year Ending
                               March 31,                               Amount
                               ---------                               ------
                                  2001                               $ 10,000
                                  2003                                 67,000
                                  2004                                226,000
                                                                    ---------
                                                                      303,000
                           Net operating losses that
                           do not expire                              170,000
                                                                      -------
                           Total                                     $473,000
                                                                     ========

         The deferred tax asset of approximately $600,000 has been offset by a 100% valuation allowance because of the uncertainty of its realization.

NOTE 9-STOCK OPTIONS AND WARRANTS

Stock Options

In October 1996, the Company adopted a Stock Option Plan (the "Plan") that provides for a maximum of 2,500,000 shares of common stock to be issued in connection with such plan. The price payable for the shares of common stock under incentive stock options must be not less that 100% of the fair market value at the time the option is granted (and 110% if the person granted such option owns more than 10% of the outstanding shares of the common stock). Additionally, under the Plan, participants may be granted stock appreciation rights (SAR). SARs consist of rights to receive either cash or shares of common stock equal to the amount by which the value of such shares of common stock on the date the SAR is exercised exceeds the per share option price. No SARs have been granted. Options granted under this Plan expire ten years from date of grant, for non-affiliated persons and five years for a 10% owner.

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or is more than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The alternative fair value accounting is disclosed only for pro forma purposes as provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the use of option valuation models. Options granted to non-employees are valued at their fair value at the date of grant.

The following is a schedule of the status of options granted under the Company's stock option plan:

                                                                Weighted Average
                                                                 Exercise Price
                                            Options                 Per Share

    Outstanding at March 31,1996              -0-
        Granted                             700,000                   $6.17
                                            -------                   -----

    Outstanding at March 31, 1997           700,000                    6.17
        Granted                             599,000                    4.75
        Exercised                            (2,000)                   6.00
        Cancelled                          (100,000)                   6.00
                                           ---------                   ----

    Outstanding at March 31, 1998         1,197,000                   $5.47
                                          ---------                   -----

    Granted                                 495,000                    4.99
    Cancelled                              (263,000)                   5.75
                                           ---------                   ----


    Outstanding at March 31, 1999         1,429,000                   $5.25
                                          =========                   =====






Exercisable at March 31, 1999               852,300                   $5.37
                                            =======                   =====
Exercisable at March 31, 1998               409,200                   $5.12
                                            =======                   =====


As of March 31, 1999, the Company has 1,069,000 options available to grant under the Plan.

As of March 31, 1999 for each of the following classes of options as determined by the range of exercise price, the following information regarding weighted-average exercise prices and weighted-average remaining contractual lives of each class is as follows:


                 Weighted Average     Weighted Average          Number of
 Number         Exercise Price of    Remaining Contract Life   Options          Weighted Average Exercise
   Of             Options            of Outstanding Options    Currently        Price of Options Currently
 Options                             (Years)                   Exercisable      Exercisable
---------       -----------------    -----------------------   -----------      ---------------------------
   20,000           $4.00                 9.75                     -                -
  520,000            4.50                 8.94                  370,000           $4.50
  372,500            5.00                 9.54                  100,000            5.00
  306,500            6.00                 3.67                  182,300            6.00
  210,000            6.60                 7.71                  200,000            6.60
---------          ------                 ----                  -------            ----
1,429,000           $5.25                $7.81                  852,300           $5.37
=========           =====                =====                  =======           =====



The pro forma information regarding net (loss) and (loss) per share as required by SFAS No. 123, has been determined as if the Company had been accounting for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        March 31,
                                              1999      ---------      1998
                                              ----                     ----

Range of risk free interest rates           6.10% - 6.30%          6.10% - 6.30%
Dividend yield                              0%                     0%
Volatility factor                           64%                    70%
Expected life of options (in years)         8                      8


The weighted average fair value of options granted was $4.91 for the year ended March 31, 1999 and $3.29 for the year ended March 31, 1998. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, for traded shares, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. For purposes of pro forma disclosures, the estimated fair value of the options granted in fiscals 1999 and 1998 is amortized to expense over the options' average vesting period. The Company's pro forma information follows:

                                                    Year Ended March 31
                                             1999   -------------------  1998
                                             ----                        ----

          Pro forma loss                 $(3,063,591)               $(2,010,919)

          Pro forma loss per share       $ (1.35)                   $ (.95)
                                         ========                   =======


The pro forma disclosures presented above for fiscals 1999 and 1998, respectively, reflect compensation expense only for options granted in fiscals 1999 and 1998. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

WARRANTS

Pursuant to the IPO in December 1996, the Company sold 1,840,000 warrants. There were also 300,000 warrants outstanding to shareholders given in consideration of their give-back of shares to the Company in connection with the IPO. Each warrant entitles the registered shareholder to purchase one share of common stock at an exercise price of $6.20 per share for a period of three years beginning December 1996. There is no current registration statement in effect covering the exercise of these warrants. The Company also granted the underwriters, of its IPO, rights to purchase 60,000 shares of the Company's common stock at an exercise price of $7.80 per share and 160,000 warrants at an exercise price of $.26 per warrant and in turn, an exercise price for the stock of $7.80 per share that expires on December 2, 2001. In connection with the Company's earlier private placement, additional stock warrants were issued to purchase 40,000 shares of the Company's common stock at a price of $1.50 per share that expires on January 17, 2001.

During the year ended March 31,1998, the Company issued 20,000 warrants valued at $40,000 for consulting fees and also gave an option to a consultant for three years and an additional three years by mutual consent for 100,000 warrants at the then market price of $.80 per warrant and a price of $4.50 per common share. The term of the warrant overlays the option period. The Company valued the warrants at $225,000 and services are to be provided from April 1, 1998 to June 30, 1999; the costs are being amortized over the period of fifteen months during which the services are to be performed.


Outstanding warrants consist of the following:


          Issued in connection with the Initial Public
          Offering                                              2,140,000
                                                                ---------
          Balance at March 31, 1997                             2,140,000
               Granted                                             20,000
               Exercised                                          (13,340)
          Balance at March 31, 1998                             2,146,660
                                                                =========

          Balance at March 31, 1999                             2,146,660
                                                                =========




The above outstanding warrants do not include the warrants described above relating to the Company's underwriters' options to acquire 260,000 warrants and for the option to acquire 100,000 warrants issued to the consultant.


NOTE 10-COMMITMENTS AND CONTINGENCIES

(A) Employment Contracts

The Company has employment contracts with its chief executive officer and its chief operating officer that expire June 30, and September 30, 2001. Aggregate remaining compensation and benefits under such contracts approximate $635,000.

(B) Rent

The Company has operating leases for its production facilities and office space. Aggregate minimum future annual rental payments are as follows:

                                  Year Ending
                                   March 31,                         Total
                                  -----------                        -----

                                     2000                           248,097
                                     2001                           124,436
                                     2002                           105,110
                                     2003                            96,351
                                                                  ---------
                                    Total                          $573,994

Rent expenses from fiscal years 1999 and 1998 were $196,707 and $96,250 respectively.



(C)      Year 2000 Issue

The Company has completed a full evaluation of its systems involving computer hardware and applicable software. Management believes it has an effective program in place to resolve this issue in a timely manner. Estimated related costs of this project are projected to be approximately $50,000.

(D) Other matters and Litigation

The Company has been sued by a stockholder who is seeking monetary damages, specific performance, equitable relief and costs in the amount of $3,000,000. Legal counsel, after a review of the file and discussions with management, believes there is substantial likelihood that the Company will prevail in this matter.


NOTE 11-ACQUISITIONS AND RECENT AGREEMENTS

DEVELOPMENT AND LICENSE AGREEMENT WITH ESTEAM AB

On April 15, 1999, the Company entered into a development and license agreement with ESTEAM AB (EST), a corporation organized under the laws of Sweden. EST is a software-development company specializing in the development of a computer-automated language translation system, known as the "BTR System," that tailors such system to specific applications. The BTR System, its modifications, improvements, and adaptations, are used to perform translations of specific text documents in a particular domain. The BTR System, when applied to appropriate hardware, automatically performs language translations without any human intervention. The computer software utilized in the BTR System may be "off-the-shelf" or proprietary, that is, created for a specific purpose and not commercially available. TTGL has received an exclusive worldwide license for four identified applications and for four additional applications for a period of fifteen years, with an option, under certain conditions and considerations, to extend the agreement for an additional three years. In consideration of the worldwide license, TTGL has agreed: to pay royalties on sales of any application; to pay EST a minimum of $50,000 per month towards EST's operating expenses for two years; and will provide certain development funding in addition to the $50,000 minimum. In addition, TTGL has granted stock options to three employees of EST, aggregating 102,000 shares of its common stock at a price of $3.50 per share. Such options are subject to the provisions of TTGL's 1995 Stock Option Plan and will vest with the grantees based upon the achievement of revenues by TTGL from the development work of EST.

ACQUISITION OF PLANET ACCESS NETWORKS, INC.

Planet Access performs field internet and website development and management services for its clients. As of May 1, 1999, the Company acquired all the issued and outstanding shares of Planet for 416,668 shares of its common stock and cash in the amount of $900,000 to be paid on September 15, 1999. The purchase is secured by the seller's shares; the officers of the seller received four-year employment contracts that include incentive stock options of the Company. The Company agreed further:

i. to secure funding by September 15, 1999, in the minimum amount of $4,000,000.
ii. that each of the four sellers has the right to require the purchaser to repurchase at $7.00 per share all or part of the 416,668 shares issued under the agreement if, on May 28, 2000, certain conditions are not met, including that the selling price of the Company's common shares is at least $10.00 per share.
iii. to establish a $250,000 line of credit for Planet, to be considered as liquidated damages in the event the Company fails to implement its obligations under the agreement.

The purchase price will be allocated to the underlying fair value of the assets acquired, and the balance to excess of purchase price over fair value of net assets acquired.


CANADA

On June 29, 1998, the Company formed The Translation Group (Canada) as a wholly owned subsidiary of the Company. The subsidiary ceased operations in March of 1999.


NOTE 12-SEGMENT OPERATIONS

The sales of BTS originate in the United States to domestic and foreign customers. Translation/localization is in Japanese, Chinese, and other languages of the Asian rim, as well as European languages and Canadian French. The sales of Word House originate in Europe and are almost entirely in Dutch, French and other European languages.

Financial information that can be classified by the principal locations of the Company is as follows (stated in thousands):

Year Ended March 31, 1999


                                            United
                                            States           Europe            Parent           Eliminations        Total
                                            ------           ------            ------           ------------        -----
         Revenues                           $3,115           $3,029             $                    $157           $5,987
                                            ------           ------                                  ----           ------

         Costs of  revenues, selling
         and other expenses                  3,475            3,380                                  (157)           6,698
         Special and other costs                                                    979                                979
         Research and development                                                   147                                147
         Corporate administration                                                   736                                736
                                            -------           -------            ------            -------         -------
         Loss before amortization of excess,
         other income and income taxes      $ (360)           $ (351)           $(1,862)            $ -0-          $(2,573)
                                            ===============================================================================


         Identifiable assets as at
             March 31, 1999                 $6,392            $1,233                               $(2,739)        $ 4,886
                                            ==============================================================================

Year Ended March 31, 1998


         Revenues                           $3,832            $2,723                                  $134          $6,421
                                            ------            ------                                  ----          ------

         Costs of revenues, selling
         and other expenses                  3,093             2,539                                  (134)          5,498
         Research and development                                                   244                                244
         Corporate administration                                                   774                                774
                                            -------           -------           -------             -------         ------
         Income (loss) before amortization
         of excess, other income
         and income taxes                   $   739           $   184           $(1,018)           $    -0-         $  (95)
                                            =======           =======           ========           ========         =======

         Identifiable assets as at
              March 31, 1998                $5,877            $1,147                               $  (224)         $  6,800
                                            ======            ======            ========           ========         ========