Form 10QSB
period 1999-03-31
TRANSLATION GROUP LTD
filed 1999-08-16
CIK 1019356

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period of Three Months Ended June 30, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission file number  000-21725


                           The Translation Group Ltd.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Delaware State                                                   23-3382869
--------------                                                   ----------
                                                              (I.R.S. Employer
                                                             Identification No.)

     30 Washington Avenue
     Haddonfield, NJ                                                08033
     ------------------                                             -----
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. YES [ ]   NO [ ]

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, .001 Par Value-Issued 2,260,340 shares as of June 30, 1999.

                                      INDEX

Part I.  Financial Information


  Item 1.         Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - June 30, 1999 and March 31, 1999

                  Condensed consolidated statements of operations - Three months ended June 30, 1999 and 1998

                  Condensed consolidated statements of comprehensive  operations
                  - Three months ended June 30, 1999 and 1998

                  Condensed consolidated statements of cash flows - Three months ended June 30, 1999 and 1998

                  Notes to condensed consolidated financial statements - June 30, 1999

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

  Item 3.         Defaults upon Senior Securities

  Item 4.         Submission of Matters to a Vote of Security Holders

  Item 5.         Other Information

  Item 6.         Exhibits and Reports of Form 8-K




Signatures



                           The Translation Group, Ltd.
                                and Subsidiaries
                           Consolidated Balance Sheets
         As of June 30, 1999 (unaudited) and March 31, 1999 (unaudited)

                                                                                   June 30, 1999     March 31, 1999
                                                                                   -------------     --------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                                         $1,324,749       $1,895,970
   Accounts receivable, net of allowance for doubtful
    accounts of $49,648 and $71,140, respectively                                     1,271,429          857,261
   Work in process                                                                      195,572          390,780
   Certificate of deposit, pledged                                                      112,318          106,540
   Other current assets                                                                 411,479          350,337
                                                                                       --------          -------

 Total current assets                                                                 3,315,547        3,600,888

 Property and equipment, net of accumulated depreciation and
   amortization of $1,085,816 and $773,878, respectively                              1,515,968        1,007,719

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $239,001 and $169,547, respectively                     3,969,012        1,249,717
 Loans and receivables from officers                                                    149,500          149,500
 Other assets                                                                           109,111          128,017
                                                                                       --------          -------

 TOTAL ASSETS                                                                        $9,059,138        $6,135,841
                                                                                    ===========        ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                   $ 513,978         $ 451,631
   Notes payable, banks                                                                  81,854           196,672
   Current maturities of long-term obligations                                           95,748           123,630
   Acquisition note payable                                                             885,390
   Obligations under capital leases                                                      23,386
   Loans payable to officers                                                            107,928
   Accrued liabilities                                                                  418,934           444,742
   Deferred income                                                                      113,856           244,780
   Income taxes payable                                                                  56,900
   Deferred income taxes                                                                 33,100                 -
                                                                                        -------                 -

 Total current liabilities                                                            2,331,074         1,461,455

 Long-term obligations, less current maturities                                         185,661           178,254
 Deferred income taxes                                                                  108,200                 -
                                                                                     ----------                 -

 TOTAL LIABILITIES                                                                    2,624,935         1,639,709

 Commitments and contingencies

 Common stock redeemable (under certain conditions) at the option of purchasers,
   416,668 shares issued and outstanding                                              2,578,745

 Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 authorized,
    no shares issued and outstanding                                                          -                -
   Common stock, $.001 par value, 15,000,000 shares authorized, 2,260,340 shares issued and to be issued not including 416,668 above and 2,278,340 shares
     outstanding and to be issued, respectively                                           2,260             2,278
   Additional paid-in capital                                                         5,917,003         6,051,985
   Unearned portion of compensatory warrants                                                            - (45,000)
   Retained earnings                                                                 (1,977,536)       (1,467,025)
   Common stock in treasury, 8,000 shares                                               (68,032)          (68,032)
   Foreign currency translation adjustment                                              (18,237)           21,926

 Total stockholders' equity                                                           3,855,458         4,496,132
                                                                                     ----------         ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $9,059,138        $6,135,841
                                                                                    ===========        ==========


          See accompanying notes to consolidated financial statements.

                           The Translation Group, Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations
          For the three months ended June 30, 1999 and 1998 (unaudited)


                                                                      3 months       3 months
                                                                       June 30,      June 30,
                                                                        1999           1998
                                                                        ----           ----
 Revenue                                                            $ 1,876,295       $ 2,042,783
 Cost of revenue                                                      1,297,705         1,082,599
                                                                    -----------       -----------

 Gross profit                                                           578,590           960,184

 Cost and expenses:
   Selling, general and administration                                  578,079           368,857
   Research and development                                              39,980            60,000
   Corporate administration                                             340,209           176,320
   Amortization of excess of purchase price over
    fair value of net assets acquired                                    69,454            24,221
                                                                    -----------       -----------
 Total                                                                1,027,722           629,398
                                                                    -----------       -----------

 (Loss) income before other income (expense)                           (449,132)          330,786

 Other income (expense):
   Interest income                                                       25,948            51,961
   Interest expense                                                     (27,476)          (14,761)
   Foreign currency gains (losses)                                        1,588                 -
                                                                    -----------       -----------
                                                                             60            37,200
                                                                    -----------       -----------

 (Loss) income before provision for income taxes                       (449,072)          367,986

 Provision for income taxes                                                   -           159,700
                                                                    ===========       ===========

 Net (loss) income                                                  $(449,072)        $ 208,286
                                                                    ===========       ===========



 Net (loss) income per common share outstanding - basic                 $ (0.18)           $ 0.09
                                                - diluted           ============      ===========
                                                                        $ (0.18)           $ 0.09
                                                                    ============      ===========


 Weighted-average shares - basic                                      2,524,810         2,278,340
 Dilutive effect of potential common shares                                   -                 -
                                                                    -----------       -----------
 Weighted-average shares - diluted                                    2,524,810         2,278,340
                                                                    ===========       ===========



          See accompanying notes to consolidated financial statements.

                           The Translation Group, Ltd.
                                and Subsidiaries
               Consolidated Statements of Comprehensive Operations
          For the three months ended June 30, 1999 and 1998 (unaudited)



                                                    3 months          3 months
                                                    June 30,          June 30,
                                                      1999              1998
                                                      ----              ----


 Net (loss) income                                 $ (449,072)       $ 208,286

 Other comprehensive income (loss)
   Currency translation adjustment                    (40,163)           2,903
                                                   -----------       ----------

 Comprehensive income (loss)                       $ (489,235)       $ 211,189
                                                   ===========       =========

                           The Translation Group, Ltd.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
          For the three months ended June 30, 1999 and 1998 (unaudited)


                                                                                         June 30,     June 30,
                                                                                           1999        1998
                                                                                           ----        ----
 Cash flows provided by (used in) operating activities:
   Net (loss) income                                                                   $ (449,072)   $ 208,286
   Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                                         96,640       71,279
     Amortization of excess purchase price over fair value of net assets acquired          69,454       24,221
     Amortization of discount on acquisition note payable                                  11,690
     Amortization of compensatory warrants                                                 45,000       45,000
     Deposits                                                                                            3,595
     Deferred income taxes                                                                              29,202
   Changes in operating assets and liabilities:
     Accounts receivable                                                                  333,411      126,405
     Work in process                                                                      195,208      (53,929)
     Other current assets                                                                 (59,142)    (103,165)
     Other assets                                                                          11,317
     Accounts payable                                                                    (115,653)     (65,989)
     Notes payable                                                                       (220,098)     180,130
     Accrued liabilities and deferred income                                             (186,732)    (316,748)
     Accrued income taxes                                                                       -      130,213
                                                                                        ----------   ----------

 Net cash provided by (used in) operating activities                                     (267,977)     278,500

 Cash flows provided by (used in) investing activities:
   Purchase of property and equipment                                                    (243,422)    (105,889)
   Acquisition costs, net of cash purchased of $67,922                                     (4,328)
   Investment in certificate of deposit                                                    (5,778)      (6,540)
   Loans and advances to officers                                                         (61,000)           -
   Investments in US Government obligations                                                    -           172
                                                                                        ----------   ----------

 Net cash provided by (used for) investing activities                                    (314,528)    (112,257)

 Cash flows provided by (used in) financing activities:
   Net proceeds from issuance of common stock                                              75,000
   Net proceeds from long-term debt                                                                    (18,750)
   Payments on long-term obligations                                                      (23,553)           -
                                                                                        ----------   ----------

 Net cash provided by (used in) financing activities                                       51,447      (18,750)

 Foreign currency translation adjustment                                                  (40,163)       2,903
                                                                                        ----------   ----------

 Net (decrease) increase in cash and cash equivalents                                    (571,221)     150,396

 Cash and cash equivalents, beginning of period                                         1,895,970    1,297,039
                                                                                        ----------   ----------

 Cash and cash equivalents, end of period                                             $ 1,324,749  $ 1,447,435
                                                                                     ============= ============


 Supplemental disclosure of non-cash investing and financing activities:
   On May 1, 1999, the Company acquired the stock of Planet Access
     Networks, Inc. as described in Note A.


 Supplemental  disclosure  of cash flow  information:  Cash paid during the year for:
      Interest                                                                           $ 27,476     $ 14,761
                                                                                         =========    ========
      Income taxes                                                                          $ 500        $ 602
                                                                                         =========    ========

          See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 1999 (Unaudited)




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

As of May 1, 1999, the Company acquired all the issued and outstanding shares of Planet Access Networks, Inc. (Planet) for 416,668 shares of its common stock and cash in the amount of $900,000, payable on September 15, 1999. The Company has agreed to give each of the four sellers the right to require the Company to repurchase the Company's shares, within 90 days of the first anniversary of the acquisition, at a price of $7.00 per share if certain conditions are not met. The Company has accounted for its acquisition of Planet under the purchase method of accounting, wherein the purchase price is allocated to the assets and liabilities as of the acquisition date based on estimated respective fair values. The excess of purchase price over fair value of net assets acquired is being amortized over 10 years. The condensed consolidated statements of operations for the three month period ended June 30, 1999 includes the operations of Planet for the period from May 1, 1999 to June 30, 1999. Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended March 31, 1999, Form 10-K. Had the Company acquired Planet as of April 1, 1998, the profit / (loss) from operations and earnings per share would have been ($326,255) and ($.13) respectively for the three months ended June 30, 1999 and $222,077 and $ .10 for the three months ended June 30, 1998.



NOTE B - EARNINGS PER SHARE

 For the purpose of computing earnings per share, average shares outstanding during the three months ended June 30, 1999 and 1998 was 2,524,810 and 2,278,340, respectively. In addition, there are outstanding common stock options of 1,429,000 shares at an average price of approximately $5.25 per share and 2,146,660 warrants to purchase common stock of the Company at an average price of approximately $6.00 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.



NOTE C - RETAINED EARNINGS

Retained earnings for the three months ended June 30, 1999 includes a charge for $61,440 for amortization of the discount on the issuance of common stock for the purchase of Planet. The earnings per share for the three months ended June 30, 1999 including this charge is ($ .20).



NOTE D - SEGMENT INFORMATION

The sales of BTS and Planet (domestic subsidiaries) originate in the United States to domestic and foreign customers. Translation/localization is in Japanese, Chinese, and other languages of the Asian rim, as well as European languages and Canadian French. The sales of Word House (foreign subsidiary) originate in Europe and are almost entirely in Dutch, French, and other European languages.

Segment reporting, for the three months ended June 30, 1999, of net loss before income taxes, interest, and amortization of excess of purchase price (stated in thousands):

                               United
                               States    Europe    Parent   Eliminations   Total
                               ------    ------    ------   ------------   -----

Revenue                        $1,173    $ 706    $  135     $  (138)     $1,876
Cost of revenue                   855      446       -0-          (3)      1,298
                                  ---      ---       ---          ---      -----
Gross profit                      318      260       135        (135)        578
Selling, general and
      administrative              451      255       -0-        (135)        571
Corporate administration          -0-      -0-       340                     340
Special projects and
  research and development         46      -0-       -0-         -0-          46
                                   --      ---       ---         ---          --
Net loss before income
  taxes, interest, and
  amortization of excess
  of purchase price           $ (179)   $  5      $ (205)                $ (379)
                              -------   ----      -------                -------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, the material contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. For the purpose of the safe harbor provisions for forward-looking statements of the Private Securities Litigation Reform Act of 1995, readers are urged to review the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 for a list of certain important factors that may cause actual results to materially differ from those described below.

OVERVIEW

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

         Thus, the Company is changing from a translation and localization service provider, generally using human resources and industry-available technology and software tools, to a Company with its own uniquely developed translation and localization technologies. During the past year, the Company experimented with various projects to coordinate customers, technology changes, and its own facilities with the growing markets. The Company believes that a basic change from a labor intensive process to a technology driven process is required in the industry. Therefore, the Company has been in transition while developing its own software systems through its strategic technology relationships with Gedanken, Inc. and ESTeam AB to produce specialized automated translation products for the financial, medical/pharmaceutical, environmental, information technology and telecommunication fields.

         In addition, the Company has recognized the need to develop an internet/intranet capability to deliver its translation and localization services. As of May 1, 1999, the Company acquired all of the outstanding shares of Planet Access Networks, Inc. ("Planet Access"), which develops and hosts sophisticated e-commerce web sites. The acquisition of Planet Access was accounted for under the purchase method of accounting, pursuant to which the Company consolidated the results of operations of Planet Access from the date of acquisition (May 1, 1999).

RESULTS OF OPERATIONS

         Revenues.  Revenues  for the fiscal  quarter  ended June 30,  1999 (the
"Current Quarter")  declined  $166,000,  or 8%, to $1,876,000 from $2,043,000 in the fiscal quarter ended June 30, 1998 (the "Comparable Quarter"). This decline in revenues was principally due to a decline of $1,314,000 in revenues during the Current Quarter in the Company's United States translation and localization services due to completion of a substantial project during 1998 which accounted for substantial revenues in the Comparable Quarter, continued softness in the Asian economies which has caused clients to postpone projects intended for sale in those markets, and increased competition in the software translation markets. To address these issues, the Company has hired additional salesmen and the dollar value of current quotes outstanding has increased 90% in the Current Quarter over the Comparable Quarter. However, due to the competitive conditions in the translation markets, increased quotes do not necessarily result in immediate increases in sales.

         The Company's future results of operations will also benefit from the acquisition of Planet Access, which was consolidated with the Company for only two months of the Current Quarter. Planet Access' business has continued to experience substantial growth, with revenues increasing in the Current Quarter by 111% over its results during the Comparable Quarter. Planet Access recently received a multi-million dollar contract to develop the next-generation e-commerce product comparison site for brandwise, LLC. brandwise is a newly-established e-commerce comparison shopping service founded by Hearst Corp., Whirlpool Corp. and The Boston Consulting Group.

         Gross Profit. Gross profit decreased from $960,000 in the Comparable Quarter, or 47% of sales, to $579,000 in the Current Quarter, or 31% of sales. The decrease in gross profit was partially caused by higher staffing levels in its United States translation operations, which anticipated a number of projects which were delayed by customers. To address this issue, the Company recently reduced staffing levels at the United States translation operations. In the longer term, the Company also is seeking to improve gross profits by investing in better machine translation systems, which should reduce costs, and by developing specialized automated translation products for the financial, medical/pharmaceutical, environmental, information technology and telecommunication fields, which should provide a greater gross margin. Gross margin will also increase as Planet Access, with its higher gross margin, is consolidated with the Company's translation and localization businesses.

         Selling, General and Administration. Selling, general and administration ("SG&A") expenses increased by 57% to $578,279 during the Current Quarter from $368,857 in the Comparable Quarter. This increase in SG&A expenses reflects increased marketing expenditures and substantial expenditures to develop the specialized automated translation products referred to above.

         Net Income (Loss). The Company incurred a net loss of $449,072 during the Current Quarter, as compared to a profit of $208,286 during the Comparable Quarter. The net loss in the Current Quarter was caused by the decreased revenues, higher cost of sales and higher SG&A expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has funded its operations with the proceeds of its initial public offering in 1995, cash flow from operations, and bank line of credit which is secured by a certificate of deposit. The acquisitions of the Word House Group and Planet Access were largely financed by the issuance of the Company's common stock as the major component of the consideration.

         The change in the Company's strategic direction towards development of advanced machine translation systems and facilitation of a web-based strategy has substantially increased the Company's working capital requirements to the point that cash flow from operations are insufficient to sustain the Company at its current level of activity.

         During the Current Quarter, the Company used $429,070 in operations, consisting principally of the net loss (adjusted for non-cash charges) and a substantial increase in accounts receivable, principally at Planet Access, which is experiencing substantial growth in its working capital requirements while its business grows.

         Cash used in investment activities in the Current Quarter increased by approximately $388,000 from the Comparable Quarter to approximately $500,000 by virtue of the capital expenditure of approximately $600,000 to purchase equipment, offset by repayment of $107,000 in loans to officers.

         During the next twelve months the Company anticipates a need for a substantial increase in its capital resources. During the next twelve months, the Company will require payment of $240,000 in developments expenses for the machine translation systems, $600,000 for product launch of its Financial Express product, and $900,000 in payment of the deferred purchase price of the acquisition of Planet Access. In addition, in April 2000 the Company potentially will be required to repurchase from the historic shareholders of Planet Access for $2,917,000 the Company shares issued in the transaction if the shares are not listed on a securities exchange or on NASDAQ and the value per share at the time is not at least $7.00.

         Cash flow from operations, together with currently-available resources, will be insufficient to meet these obligations. The Company recently retained one investment banking firm to assist it in developing a financing plan to fund its need for additional capital. The Company will likely be exploring a range of financing options, including the public or private issuance of debt or equity securities. In addition, the Company retained another firm to seek a strategic partner for one or more of its businesses. Although the Company is actively pursing each of these alternatives and believes that it will be able to will be able to obtain the required financing, there can be no assurance that it will be successful in completing the financing required by its business plan on commercially acceptable terms, if at all. If the Company were to be unable to obtain financing for its business plan, it would be required to reduce the
number  of  projects  in  development   and/or  sell  or  discontinue   existing
operations.

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

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The Company is primarily in the business of providing services but those services are supported by the use of computer hardware and software systems in the production of a substantial portion of those services. The Company's vendors consist primarily of individual translators and other service professionals who are not expected to be materially impacted by the Year 2000 Issue. The Company is also dependent upon third party suppliers for utility services and telecommunications capabilities. The Company has its primary locations in geographically diverse locations in North America, Europe and Asia. If one of the Company's locations should be unable to operate due to the Year 2000 Issue affecting one of its third party supplies, the Company believes that replacement services could be rendered from another of the Company's locations.

         The Company has not yet completed a comprehensive study as to whether its third party suppliers and strategic partners are Year 2000 compliant. It is in the process of gathering information bout the Year 2000 status and will continue to assess and monitor their compliance.

STATUS

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

THIRD PARTIES

         The Company has queried its significant supplies and strategic partners that do not share information systems with the Company, but has not received answers to all of its queries. To date, the Company is not aware of any of these third parties with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that they will be Year 2000 ready. The inability of those third parties to complete their Year 2000 resolution process in a timely fashion is not expected to materially impact the Company. The Company believes that it could partially compensate for the failure of those third parties to comply by utilizing its operations in other geographic locations to meet the client requirements or by using alternate suppliers.

COSTS

         The Company will utilize primarily internal resources to reprogram, replace, test and implement the software and operating equipment for required Year 2000 modifications. The total costs of the Year 2000 project is estimated at $85,000 and is being funded through operating cash flows. To date the Company has incurred approximately ($25,000 expensed and $10,000 capitalized for new equipment), related to all phases of the Year 2000 project. Of the total estimated remaining project costs, approximately $30,000 is related to [software up-grades]. The remaining $20,000 will be spent for testing and monitoring of remaining systems.

RISKS

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

         The Company may be unable to meet services commitments due to computer system failure. The amount of potential liability, lost revenue, and damages cannot be reasonably estimated at this time.

CONTINGENCY PLANS

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program because of the planned changes. The Company plans to reevaluate its status of completion in October 1999 and determine whether such a plan is necessary

PART II - OTHER INFORMATION


Item I. Legal Proceeding - none
        ----------------

Item 2. Changes In Securities - none
        ---------------------

Item 3. Defaults Upon Senior Securities - n.a.
        -------------------------------

Item 4. Submission Of Matters To A Vote Of Security Holders - none
        ---------------------------------------------------
Item 5. Other Information - none
        -----------------

Item 6. Exhibits And Reports Of Form 8-K -

          (a)      Exhibit
                   Exhibit 27 - Financial Data Schedule

          (b)      Reports on Form 8-K

     May 27,  1999  announcing  the  appointment  of Wiss & Co.  as  Independent
     Auditors

     June 14, 1999 announcing the acquisition of Planet Access Networks, Inc.



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     The Translation Group, Ltd.



Dated  August 16, 1999                               /s/ Charles D. Cascio
       ---------------                               ---------------------------
                                                     Charles D. Cascio
                                                     President & CEO


Dated  August 16, 1999                               /s/ Charles D. Cascio
       ---------------                               ---------------------------
                                                     Charles D. Cascio
                                                     Principal Financial Officer