Form 10QSB
period 1999-09-30
TRANSLATION GROUP LTD
filed 1999-11-15
CIK 1019356

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period of Three Months Ended September 30, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission file number  000-21725
                       -----------


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

Common Stock, .001 Par Value-Issued 2,810,340 shares as of September 30, 1999.

================================================================================

                                      Index


Part I.  Financial Information


  Item 1.         Financial Statements

                  Condensed consolidated balance sheets - September 30, 1999 (Unaudited) and March 31, 1999

                  Condensed consolidated statements of operations - Three months ended September 30, 1999 and 1998 (Unaudited); six months ended September 30, 1999 and 1998 (Unaudited)

                  Condensed consolidated statements of comprehensive  operations
                  - Three months ended September 30, 1999 and 1998 (Unaudited); six months ended September 30, 1999 and 1998 (Unaudited)

                  Condensed consolidated statements of cash flows - Six months ended September 30, 1999 and 1998 (Unaudited)

                  Notes  to  condensed   consolidated   financial  statements  -
                  September 30, 1999 (Unaudited)

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

  Item 3.         Defaults upon Senior Securities

  Item 4.         Submission of Matters to a Vote of Security Holders

  Item 5.         Other Information

  Item 6.         Exhibits and Reports of Form 8-K



Signatures

                           The Translation Group, Ltd.
                                and Subsidiaries
                           Consolidated Balance Sheets
                September 30, 1999 (unaudited) and March 31, 1999

                                                                                 September 30,    March 31,
                                                                                     1999           1999
                                                                                     ----           ----
 ASSETS
 Current assets:
   Cash and cash equivalents                                                     $ 1,364,243     $ 1,895,970
   Accounts receivable, net of allowance for doubtful
    accounts of $49,648 and $71,140, respectively                                  1,872,930         857,261
   Work in process                                                                   278,718         390,780
   Certificate of deposit, pledged                                                         -         106,540
   Other current assets                                                              438,694         350,337
                                                                                    --------         -------

 Total current assets                                                              3,954,585       3,600,888

 Property and equipment, net of accumulated depreciation and
   amortization of $1,188,248 and $773,878, respectively                           1,859,292       1,007,719

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $333,374 and $169,547, respectively                  3,822,703       1,249,717
 Loans and receivables from officers                                                 149,500         149,500
 Other assets                                                                        235,921         128,017
                                                                                    --------         -------

 TOTAL ASSETS                                                                   $ 10,022,001     $ 6,135,841
                                                                                =============    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                              $ 1,087,867       $ 451,631
   Notes payable, banks                                                               51,199         196,672
   Current maturities of long-term obligations                                        97,787         123,630
   Obligations under capital leases                                                   19,050
   Loans payable to officers                                                         180,000
   Accrued liabilities                                                               363,661         444,742
   Deferred income                                                                   244,780         244,780
   Income taxes payable                                                              115,055
   Deferred income taxes                                                              78,000               -
                                                                                     -------               -

 Total current liabilities                                                         2,237,399       1,461,455

 Long-term obligations, less current maturities                                      158,010         178,254
 Deferred income taxes                                                                32,300               -
                                                                                     -------               -
 TOTAL LIABILITIES                                                                 2,427,709       1,639,709

 Commitments and contingencies

 Sales price guarantee                                                             1,342,776

 Common stock redeemable at the option of stockholders,
   416,668 shares issued and outstanding                                           1,328,129

 Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 authorized,
    no shares issued and outstanding
   Common stock, $.001 par value, 15,000,000 shares authorized, 2,818,340 shares outstanding  and  2,810,340  shares issued and to be issued at September 30,
    1999 and 2,278,340 shares outstanding and to be issued at March 31, 1999           2,818           2,278
   Additional paid-in capital                                                      6,941,445       6,051,985
   Unearned portion of compensatory warrants                                                         (45,000)
   Retained earnings (deficit)                                                    (1,960,895)     (1,467,025)
   Common stock in treasury, at cost, 8,000 shares                                   (68,032)        (68,032)
   Foreign currency translation adjustment                                             8,051          21,926
                                                                                      ------          ------

 Total stockholders' equity                                                        4,923,387       4,496,132
                                                                                  ----------       ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 10,022,001     $ 6,135,841
                                                                                =============    ===========


          See accompanying notes to consolidated financial statements.

                           The Translation Group, Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations
       For the three months ended September 30, 1999 and 1998 (unaudited)
        and the six months ended September 30, 1999 and 1998 (unaudited)

                                                                         3 MONTHS         3 MONTHS        6 MONTHS        6 MONTHS
                                                                         SEPTEMBER        SEPTEMBER       SEPTEMBER       SEPTEMBER
                                                                           1999             1998            1999            1998
                                                                           ----             ----            ----            ----
 Revenue                                                             $ 3,996,754      $ 1,416,330      $ 5,872,531      $ 3,383,728
 Cost of revenue                                                       2,694,587        1,273,544        3,991,773        2,392,836
                                                                     -----------      -----------      -----------      -----------

 Gross profit                                                          1,302,167          142,786        1,880,758          990,892

 Cost and expenses:
   Selling, general and administration                                   655,349          659,732        1,233,428        1,051,835
   Research and development                                               39,513                            79,493
   Corporate administration                                              299,363          526,899          639,572          763,372
   Amortization of excess of purchase price over
    fair value of net assets acquired                                     94,373           24,221          163,827           48,442
                                                                     -----------      -----------      -----------      -----------
 Total                                                                 1,088,598        1,210,852        2,116,320        1,863,649

 Income (loss) before other income (expense)                             213,569       (1,068,066)        (235,562)        (872,757)

 Other income (expense):
   Interest income                                                        19,708           50,575           45,656          102,537
   Interest expense                                                      (30,738)         (16,324)         (58,214)         (29,499)
   Foreign currency gains (losses)                                        (2,647)         (12,607)          (1,059)         (14,194)
                                                                      -----------      -----------      -----------      -----------
                                                                         (13,677)          21,644          (13,617)          58,844
                                                                      -----------      -----------      -----------      -----------

 Income (loss) before provision for income taxes                         199,892       (1,046,422)        (249,179)        (813,913)

 Provision for income taxes                                               71,936         (125,280)          91,091         (125,280)
                                                                      -----------      -----------      -----------      -----------

 Net income (loss)                                                     $ 127,956       $ (921,142)      $ (340,270)      $ (688,633)
                                                                       ==========      ===========      ===========      ===========




 Net income (loss) per common share outstanding (basic and diluted)       $ 0.05         $ (0.40)          $ (0.13)         $ (0.30)
                                                                         =======        =========         =========        =========

 Weighted average shares outstanding                                   2,772,660        2,278,340         2,649,412       2,278,340
                                                                      ==========       ==========        ==========       =========


          See accompanying notes to consolidated financial statements.

                           The Translation Group, Ltd.
                                and Subsidiaries
               Consolidated Statements of Comprehensive Operations
        For the three months ended September 30, 1999 and 1998 (audited)
        and the six months ended September 30, 1999 and 1998 (unaudited)


                                                     3 MONTHS         3 MONTHS        6 MONTHS        6 MONTHS
                                                     SEPTEMBER        SEPTEMBER       SEPTEMBER       SEPTEMBER
                                                       1999             1998             1999             1998
                                                       ----             ----             ----             ----
 Net income (loss)                                  $ 127,956        $ (921,142)      $ (340,270)      $ (688,633)

 Other comprehensive income (loss)
   Currency translation adjustment                     26,288            6,229           (13,875)          9,132
                                                   -----------       -----------      -----------      -----------

 Comprehensive income (loss)                        $ 154,244        $ (914,913)      $ (354,145)      $ (679,501)
                                                    ==========       ===========      ===========      ===========





          See accompanying notes to consolidated financial statements.

                           The Translation Group, Ltd.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
        For the six months ended September 30, 1999 and 1998 (unaudited)

                                                                                    6 months          6 months
                                                                                   September 30,    September 30,
                                                                                       1999             1998
                                                                                       ----             ----
Cash flows provided by (used in) operating activities:
  Net loss                                                                           $ (340,270)     $(688,633)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                       206,660        146,727
    Amortization of excess purchase price over fair value of net assets acquired        163,827         48,442
    Amortization of discount on acquisition note payable                                 26,300
    Amortization of compensatory warrants                                                45,000         90,000
    Settlement agreement                                                                               334,609
    Deferred income taxes                                                               (31,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                (268,090)       (59,767)
    Work in process                                                                     112,062        385,370
    Other current assets                                                                (86,357)      (149,048)
    Other assets                                                                       (123,081)      (158,539)
    Accounts payable                                                                    458,236         78,553
    Accrued liabilities and deferred income                                            (111,081)      (226,141)
    Accrued income taxes                                                                 58,155        (31,954)
                                                                                     -----------    -----------

Net cash provided by (used in) operating activities                                     110,361       (230,381)

Cash flows provided by (used in) investing activities:
  Purchase of property and equipment                                                   (689,178)      (186,893)
  Acquisition of Planet Access, Inc., net of cash purchased of $67,922                   47,607
  Investment in certificate of deposit                                                  106,540         (6,540)
  Loans and advances to officers                                                         11,072              -


Net cash provided by (used in) investing activities                                   (523,959)      (193,433)

Cash flows provided by (used in) financing activities:
  Net proceeds from issuance of common stock                                          1,100,000
  Net proceeds from long-term debt
  Payment of acquisition note payable                                                  (900,000)
  Net payments on notes payable                                                        (250,753)
  Net proceeds from notes payable                                                                      104,277
  Payments on long-term obligations                                                     (53,501)       (43,750)
                                                                                        --------       --------

Net cash provided by (used in) financing activities                                    (104,254)        60,527

Foreign currency translation adjustment                                                 (13,875)         9,132
                                                                                        --------         -----

Net (decrease) increase in cash and cash equivalents                                   (531,727)      (354,155)

Cash and cash equivalents, beginning of period                                        1,895,970      1,297,039
                                                                                      ----------     ---------

Cash and cash equivalents, end of period                                            $ 1,364,243      $ 942,884
                                                                                    ============     =========



Supplemental disclosure of non-cash investing and financing activities:
  On May 1, 1999, the Company acquired the stock of Planet Access
   Networks, Inc. as described in Note A.

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
     Interest                                                                          $ 58,214       $ 29,499
                                                                                      =========       ========
     Income taxes                                                                         $ 500          $ 602
                                                                                         ======         ======

          See accompanying notes to consolidated financial statements.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of The Translation Group, Ltd. (the "Company").

As of May 1, 1999, the Company acquired all the issued and outstanding shares of Planet Access Networks, Inc. (Planet) for 416,668 shares of its common stock and cash in the amount of $900,000, payable on September 15, 1999. The Company has agreed to give each of the four sellers the right to require the Company to repurchase the Company's shares, within 90 days of the first anniversary of the acquisition, at a price of $7.00 per share, if the shares are not listed on a securities exchange or on NASDAQ and the value per share at the time is not at least $12.00. The Company has accounted for its acquisition of Planet under the purchase method of accounting; wherein the purchase price is allocated to the assets and liabilities as of the acquisition date based on estimated respective fair values. The excess of purchase price over fair value of net assets acquired is being amortized over 10 years. The condensed consolidated statements of operations for the six month period ended September 30, 1999 includes the operations of Planet for the period from May 1, 1999 to September 30, 1999. Had the Company acquired Planet as of April 1, 1998, the net loss and earnings per share would have been $(217,453) and $(.08), respectively, for the six months ended September 30, 1999 and $(674,842) and $(.30) for the six months ended September 30, 1998. Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended March 31, 1999, Form 10-KSB.


NOTE B - EARNING PER SHARE

 For the purpose of computing earnings per share, average shares outstanding during the three months ended September 30, 1999 and 1998 was 2,772,660 and 2,278,340, respectively. Average shares outstanding during the six months ended September 30, 1999 and 1998 was 2,649,412 and 2,278,340, respectively. In addition, there are outstanding common stock options of 1,939,000 shares at an average price of approximately $5.25 per share and 2,146,660 warrants to purchase common stock of the Company at an average price of approximately $6.00 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)


NOTE C - RETAINED EARNINGS (DEFICIT)

Retained earnings for the six months ended September 30, 1999 includes a charge for $153,600 for amortization of the discount on the guaranteed purchase price of Planet.


NOTE D - ACQUISITION NOTE PAYABLE

On September 15, 1999, the Company raised $1,000,000 of equity from the sale of 500,000 shares of common stock, through a private placement with Pennsylvania Merchant Group. These proceeds were used to pay the $900,000 Acquisition Note Payable as described in Note A.


NOTE E - CAPITAL RESOURCES

During the next twelve months the Company anticipates a need for a substantial increase in its capital resources. The Company will require payment of $1,000,000 in development expenses for the automated translation systems and $400,000 for product launch of its Financial Express product. In addition, in April 2000, the Company may be required to repurchase from the historic shareholders of Planet Access for $2,916,676, the Company shares issued in the transaction, if the shares are not listed on a securities exchange or on NASDAQ and the value per share at the time is not at least $12.00.

On September 15,1999, the Company raised $1,000,000 in equity as described in Note D above. Additionally, on November 8, 1999, the Company entered into another transaction, receiving net proceeds of $475,000 from promissory notes to Mentor Capital Partners and others.

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



OVERVIEW

The Company translates technical documents and software written in one language into other languages, and specializes in providing high tech translation and localization services, principally in the Information Technology ("IT") sector of the translation market. The Company also offers completely integrated website design, development and hosting services through its subsidiary, Planet Access Networks, Inc.

By linking its sophisticated website expertise and language technology, the Company plans to emerge as a leading supplier of global communications products and services. The initial products and service include designing websites for rapid, cost effective translation and offering, via proprietary extranets the rapid, cost effective translation of content for the software/IT, and financial markets.

The Company has ongoing development programs directed toward the completion of computer-based automated translation systems. These new powerful information tools will provide the basis for the creation of unique translation products for special niche markets. The Company believes that this strategy will result in significant increases in revenues and profitability. The Company has been in transition while developing its own software systems through its strategic licensing relationships with Gedanken, Inc. and ESTeam AB to produce specialized automated translation products for the financial information technology and telecommunication fields.

As indicated in Note A above, as of May 1, 1999, the Company acquired all of the outstanding shares of Planet Access Networks, Inc. (Planet), which develops and hosts sophisticated e-commerce web sites.



RESULTS OF OPERATIONS

REVENUES: Revenues for the quarter ended September 30, 1999 (the "Current Quarter") increased $2,581,000, to $3,997,000 from $1,416,000 for the quarter ended September 30, 1998 (the "Comparable Quarter"). Revenue for the six months ended September 30, 1999 (the "Current Period") increased $2,489,000, to $5,873,000 from $3,384,000 for the six months ended September 30, 1998 (the "Comparable Period"). The increases in revenues for both the Current Quarter and the Current Period were principally due to the consolidation of Planet beginning May 1, 1999. Revenues in the Company's United States translation and localization services declined due to the completion of a substantial project in October 1998, continued softness in the Asian economies which has caused clients to postpone projects intended for sale in those markets, and increased competition in the software translation markets. To address these issues, the

Company has hired additional sales personnel. However, due to the competitive conditions in the translation markets, increased quotes do not necessarily result in immediate increases in sales.

The Company's future results of operations will also benefit from the acquisition of Planet. Planet's business has continued to experience substantial growth, with revenues increasing in the Current Quarter. Planet recently received a multi-million dollar contract to develop the next-generation e-commerce product comparison site for brandwise, LLC. brandwise is a newly established e-commerce comparison shopping service founded by Hearst Corp., Whirlpool Corp. and The Boston Consulting Group. The first segment of this potentially large website went "live" on the internet on October 28, 1999.

GROSS PROFIT: Gross profit increased to $1,302,000 in the Current Quarter, or 33% of sales, from $143,000 in the Comparable Quarter, or 10% of sales. Gross profit increased to $1,881,000 in the Current Period, or 32% of sales, from $991,000 in the Comparable Period, or 30% of sales. The increases in gross profit for both the Current Quarter and the Current Period were principally due to the consolidation of Planet beginning May 1, 1999. Gross profit for both the Current Quarter and the Current Period were negatively impacted by higher staffing levels in its United States translation operations, in anticipation of a number of projects which were delayed by customers. To address this issue, the Company recently reduced staffing levels at the United States translation operations. In the longer term, the Company also is seeking to improve gross profits by investing in better automated translation systems, which should reduce costs, and by developing specialized automated translation products for the financial information technology and telecommunication fields, which should provide greater gross revenues. Gross margin will also increase as Planet, with its higher gross margin, is consolidated with the Company's translation and localization businesses.

SELLING, GENERAL AND ADMINISTRATION: Selling, general and administration ("SG&A") expenses decreased by 1% to $655,000 during the Current Quarter from $660,000 in the Comparable Quarter. SG&A expenses increased for the Current Period by 17% to $1,233,000 as compared to $1,052,000 in the Comparable Period. This increase in SG&A expenses for the six month period reflects increased marketing expenditures and substantial expenditures to develop the specialized automated translation products referred to above.

NET INCOME (LOSS): The Company had net income of $127,956 during the Current Quarter as compared to a net loss of $921,142 for the Comparable Quarter. The Company incurred a net loss of $340,270 during the Current Period, as compared to a net loss of $688,633 during the Comparable Period.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its operations with the proceeds of its initial public offering in 1995, cash flow from operations, and bank line of credit, which was secured by a certificate of deposit. The acquisitions of the Word House Group and Planet Access were largely financed by the issuance of the Company's common stock as the major component of the consideration.

The change in the Company's strategic direction towards accelerated development of advanced automated translation systems and facilitation of a web-based strategy has substantially increased the Company's working capital requirements to the point that cash flow from operations are insufficient to sustain the Company at its current level of activity.

During the Current  Period,  $110,000  was  provided by  operations,  consisting principally of a substantial increase in accounts payable and accounts receivable, at Planet Access, which is experiencing substantial growth in its working capital requirements while its business grows. The

Company invested $689,000 in property and equipment, and incurred other changes in cash as detailed in the accompanying consolidated statement of cash flows.

Cash flow from operations, together with currently available resources, will be insufficient to meet these obligations. The Company recently retained one investment banking firm to assist it in developing a financing plan to fund its need for additional capital. The Company will likely be exploring a range of financing options, including the public or private issuance of debt or equity securities. In addition, the Company retained another firm to seek a strategic partner for one or more of its businesses. Although the Company is actively pursing each of these alternatives, and believes that it will be able to obtain the required financing, there can be no assurance that it will be successful in completing the financing required by its business plan on commercially acceptable terms, if at all. If the Company were to be unable to obtain financing for its business plan, it would be required to reduce the number of projects in development and/or sell or discontinue existing operations.


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

The Company has not yet completed a comprehensive study as to whether its third party suppliers and strategic partners are Year 2000 compliant. It is in the process of gathering information about the Year 2000 status and will continue to assess and monitor their compliance.




STATUS

The Company has completed a full evaluation of all of its systems, the Company has begun the remediation phase and believes it is 90% complete with the information already obtained in the evaluation process. The Company expects to have all critical systems and hardware compliant before November 29, 1999. Following these replacements, the Company plans to test all equipment and software. The testing phase will be completed no later than December 10, 1999. During the period of testing the critical systems, any system or piece of equipment that is found to be non-compliant, will be retired and replaced. The Company does not expect the cost to replace such equipment to be material.

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

COSTS

The Company will utilize primarily internal resources to reprogram, replace, test and implement the software and operating equipment for required Year 2000 modifications. The total costs of the Year 2000 project is estimated at $85,000 and is being funded through operating cash flows. To date the Company has incurred approximately $35,000 ($25,000 expensed and $10,000 capitalized for new equipment), related to all phases of the Year 2000 project. Of the total estimated remaining project costs, approximately $30,000 is related to software up-grades. The remaining $20,000 will be spent for testing and monitoring of remaining systems.

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

CONTINGENCY PLANS

The Company has put plans into place in order to monitor Year 2000 issues that may arise. This plan includes the ability for operations and accounting functions to be transferred between locations and computer systems. Due to the nature of the service the Company provides, management believes there will be minimal disruption to production or customer services.

PART II - OTHER INFORMATION


Item I. Legal Proceeding - none

Item 2. Changes In Securities -

Effective as of September 15, 1999, the Company completed a private placement of 500,000 shares of common stock and 250,000 common stock purchase warrants, for gross proceeds of $1,000,000. These securities were placed with accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder. Pennsylvania Merchant Group acted as placement agent in connection with the financing and received seven and one-half percent commission.

Item 3. Defaults Upon Senior Securities - n.a.

Item 4. Submission Of Matters To A Vote Of Security Holders -

The registrant held its annual meeting of stockholders on September 28, 1999. At the annual meeting, the following directors were re-elected for a term of one year, and until their successors have been duly elected and qualified: Charles Cascio, Gary Schlosser, John Toedtman, Theodora Landgren, and Richard Herson. In addition, the stockholders adopted the Amended and Restated 1995 Incentive and Non-Qualified Stock Option Plan and approved Wiss & Company as the auditors for the fiscal year ending March 31, 2000.

Item 5. Other Information - none

Item 6. Exhibits And Reports Of Form 8-K -

(a)      Exhibit
         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K
         None



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     The Translation Group, Ltd.



Dated  November 15, 1999                             /s/ Charles D. Cascio
       -----------------                             ---------------------------
                                                     Charles D. Cascio
                                                     President & CEO


Dated  November 15, 1999                            /s/ Kenneth A. Mack
       -----------------                            ----------------------------
                                                    Kenneth A. Mack
                                                    Principal Financial Officer