Form 10QSB
period 1999-12-31
TRANSLATION GROUP LTD
filed 2000-02-15
CIK 1019356

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period of Three Months Ended December 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition
Period From                             to

Commission file number  000-21725

                           The Translation Group, Ltd.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

Delaware State                                                   23-3382869
--------------                                                   ----------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

     30 Washington Avenue
     Haddonfield, NJ                                                08033
     ------------------                                             -----
(Address of principal executive offices)                         (Zip Code)


Indicated by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X      NO
                                              ---       ---

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceeding During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.    YES X       NO
                              ---        ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, .001 Par Value-Issued 3,235,008 shares as of December 31, 1999.

================================================================================

                                      Index


Part I.  Financial Information


  Item 1.         Financial Statements

                  Condensed consolidated balance sheets - December 31, 1999 (Unaudited) and March 31, 1999

                  Condensed consolidated statements of operations - Three months ended December 31, 1999 and 1998 (Unaudited); nine months ended December 31, 1999 and 1998 (Unaudited)

                  Condensed consolidated statements of comprehensive  operations
                  - Three months ended December 31, 1999 and 1998 (Unaudited); nine months ended December 31, 1999 and 1998 (Unaudited)

                  Condensed consolidated statements of cash flows - Nine months ended December 31, 1999 and 1998 (Unaudited)

                  Notes  to  condensed   consolidated   financial  statements  -
                  December 31, 1999 (Unaudited)

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

  Item 3.         Defaults upon Senior Securities

  Item 4.         Submission of Matters to a Vote of Security Holders

  Item 5.         Other Information

  Item 6.         Exhibits and Reports of Form 8-K


  Signatures

                           The Translation Group, Ltd.
                                and Subsidiaries
                           Consolidated Balance Sheets
          December 31, 1999 (unaudited) and March 31, 1999 (unaudited)

                                                                               December 31,     March 31,
                                                                                   1999          1999
                                                                                   ----          ----
 ASSETS
 Current assets:
   Cash and cash equivalents                                                     $ 1,002,503    $ 1,895,970
   Accounts receivable, net of allowance for doubtful
    accounts of $49,648 and $71,140, respectively                                  1,994,670        857,261
   Work in process                                                                   400,384        390,780
   Certificate of deposit, pledged                                                                  106,540
   Other current assets                                                             360,815         350,337
                                                                                    --------        -------

 Total current assets                                                              3,758,372      3,600,888

 Property and equipment, net of accumulated depreciation and
   amortization of $1,339,733 and $773,878, respectively                           2,276,688      1,007,719

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $428,247 and $169,547, respectively                  3,844,830      1,249,717
 Loans and receivables from officers                                                 149,500        149,500
 Other assets                                                                        177,962        128,017
                                                                                    --------        -------

 TOTAL ASSETS                                                                   $ 10,207,352    $ 6,135,841
                                                                                ============    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                $ 493,435      $ 451,631
   Notes payable                                                                     573,930        196,672
   Current maturities of long-term obligations                                        99,561        123,630
   Obligations under capital leases                                                   12,546
   Loans payable to officers                                                          21,000
   Accrued liabilities                                                               230,158        444,742
   Deferred income                                                                   488,809        244,780
   Income taxes payable                                                              196,855
   Deferred income taxes                                                              78,000             -
                                                                                     -------             -

 Total current liabilities                                                         2,194,294      1,461,455

 Long-term obligations, less current maturities                                      134,913        178,254
 Deferred income taxes                                                                32,300             -
                                                                                     -------             -

 TOTAL LIABILITIES                                                                 2,361,507      1,639,709

 Commitments and contingencies

 Sales price guarantee                                                             1,434,936

 Common stock redeemable at the option of purchasers,
   416,668 shares issued and outstanding                                           1,328,129

 Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 authorized,
    no shares issued and outstanding
   Common stock, $.001 par value, 15,000,000 shares authorized, 3,235,008 shares outstanding and 2,260,340 shares issued and to be issued
    and 2,270,340 shares outstanding and to be issued, respectively                    2,818          2,278
   Additional paid-in capital                                                      7,312,698      6,051,985
   Unearned portion of compensatory warrants                                        (138,600)       (45,000)
   Retained earnings                                                              (2,044,124)    (1,467,025)
   Common stock in treasury, 8,000 shares                                            (68,032)       (68,032)
   Foreign currency translation adjustment                                            18,020         21,926
                                                                                     -------         ------
 Total stockholders' equity                                                        5,082,780      4,496,132
                                                                                  ----------      ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 10,207,352    $ 6,135,841
                                                                                ============    ===========

                           The Translation Group, Ltd.
                                and Subsidiaries
                        Consolidated  Statements  of Income
       For the three months ended December 31, 1999 and 1998 (unaudited) and the nine months ended December 31, 1999 and 1998 (unaudited)

                                                                           3 months        3 months       3 months       3 months
                                                                          December 31     December 31    December 31    December 31
                                                                             1999            1998           1997           1996
                                                                             ----            ----           ----           ----
 Revenue                                                                 $ 3,886,118    $ 1,295,637     $ 9,758,649    $ 4,679,365
 Cost of revenue                                                           2,427,020      1,164,140       6,418,793      3,607,254
                                                                         -----------    -----------     -----------    -----------

 Gross profit                                                              1,459,098        131,497       3,339,856      1,072,111

 Cost and expenses:
   Selling, general and administration                                       834,607        773,745       2,068,035      1,775,934
   Research and development                                                   43,843                        123,336         80,000
   Special projects and other costs
   Corporate administration (2)                                              278,972        406,444         918,544      1,089,816
   Amortization of excess of purchase price over
   fair value of net assets acquired                                          94,873         24,221         258,700         72,663
                                                                         -----------    -----------     -----------    -----------

 Total                                                                     1,252,295      1,204,410       3,368,615      3,018,413

 Income (loss) before other income (expense)                                 206,803     (1,072,913)        (28,759)    (1,946,302)

 Other income (expense):
   Interest income                                                            22,325         41,915          67,981        138,273
   Interest expense                                                          (30,734)       (11,742)        (88,948)       (35,062)
   Amortization of compensatory warrants and finance charges(1)             (102,400)                      (102,400)
   Foreign currency gains (losses)                                             3,855         (4,083)          2,796        (17,774)
                                                                         -----------    ------------    -----------    ------------
                                                                            (106,954)        26,090        (120,571)        85,437
                                                                         ------------   -----------     ------------   -----------

 Income (Loss) before provision for income taxes                              99,849     (1,046,823)       (149,330)    (1,860,865)

 Provision for income taxes                                                   90,919       (201,168)        182,010       (360,368)
                                                                         -----------    ------------    -----------    ------------

 Net income (loss)                                                           $ 8,930     $ (845,655)     $ (331,340)  $ (1,500,497)
                                                                         ===========    ============    ============   ============


 Net income (loss) per common share outstanding (basic and diluted)           $ 0.03        $ (0.37)        $ (0.12)       $ (0.66)
                                                                         ===========    ===========     ============   ============

 Weighted average shares outstanding                                       3,235,008      2,278,340       2,842,644      2,278,340
                                                                         ===========    ===========     ===========    ===========

 (1) Includes $125,400 of amortization of deferred stock based interest expense
 (2) Includes $33,000 of amortization of deferred stock based public relations expense


          See accompanying notes to consolidated financial statements.

                           The Translation Group, Ltd.
                                and Subsidiaries
                 Consolidated  Statements of Comprehensive  Income
       For the three months ended December 30, 1999 and 1998 (unaudited) and the nine months ended December 30, 1999 and 1998 (unaudited)

                                                   3 months        3 months       9 months       9 months
                                                  December 31     December 31    December 31    December 31
                                                     1999            1998           1999           1998
                                                     ----            ----           ----           ----
 Net (loss) income                                 $ 8,930       $ (845,655)    $ (331,340)    $ (1,500,497)

 Other comprehensive income (loss)
   Currency translation adjustment                   9,969            5,875         (3,906)          15,007
                                                  --------       -----------    -----------    -------------

 Comprehensive income (loss)                      $ 18,899       $ (839,780)    $ (335,246)    $ (1,485,490)
                                                  ========       ===========    ===========    =============

                           The Translation Group, Ltd.
                                and Subsidiaries
                      Consolidated Statements of Cash Flow
        For the nine months ended December 31, 1999 and 1998 (unaudited)

                                                                                    9 months      9 months
                                                                                  December 31,   December 31,
                                                                                      1999          1998
                                                                                      ----          ----
Cash flows provided by (used in) operating activities:
  Net (loss) income                                                               $ (331,340)  $ (1,500,497)
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                    286,682        423,825
    Amortization of excess purchase price over fair value of net assets acquired     258,700
    Amortization of discount on acquisition note payable                              26,300
    Amortization of compensatory warrants                                            170,400
    Deferred income taxes                                                            (31,000)      (204,276)
    Settlement agreement, net of payments                                                           298,573
  Changes in operating assets and liabilities:
    Accounts receivable                                                             (389,830)       503,398
    Work in process                                                                   (9,604)       141,549
    Other current assets                                                              (8,478)      (242,294)
    Other assets                                                                     (82,710)       (39,239)
    Accounts payable                                                                (136,196)        87,011
    Accrued liabilities and deferred income                                             (555)        39,876
    Accrued income taxes                                                             139,955        (31,954)
                                                                                     -------        --------

Net cash provided by (used in) operating activities                                 (107,676)      (524,028)

Cash flows provided by (used in) investing activities:
  Purchase of property and equipment                                              (1,169,008)      (324,746)
  Acquisition costs, net of cash purchased of $67,922                                 37,861
  Investment in certificate of deposit                                               106,540         (6,540)
  Loans and advances to officers                                                    (147,928)           -
                                                                                    ---------           -

Net cash provided by (used for) investing activities                              (1,128,535)      (331,286)

Cash flows provided by (used in) financing activities:
  Net proceeds from issuance of common stock                                       1,100,000
  Net proceeds from long-term debt                                                   271,978          3,130
  Payment of acquisition note payable                                               (900,000)
  Payments on long-term obligations                                                  (81,328)       (56,250)
                                                                                     --------       --------

Net cash provided by (used in) financing activities                                  390,650        (53,120)

Foreign currency translation adjustment                                               (3,906)        15,007
                                                                                      -------        ------

Net (decrease) increase in cash and cash equivalents                                (893,467)      (893,427)

Cash and cash equivalents, beginning of period                                     1,895,970      1,297,039
                                                                                   ---------      ---------

Cash and cash equivalents, end of period                                         $ 1,002,503      $ 403,612
                                                                                 ===========      =========

Supplemental disclosure of non-cash investing and financing activities:
  On May 1, 1999, the Company acquired the stock of Planet Access
   Networks, Inc. as described in Note A.

Supplemental disclosure of cash flow information: Cash paid during the year for:
     Interest                                                                       $ 88,948       $ 35,062
                                                                                    ========       ========
     Income taxes                                                                      $ 500          $ 602
                                                                                       =====          =====

          See accompanying notes to consolidated financial statements.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of The Translation Group, Ltd., Bureau of Translation Services, Inc., Word House (from the date acquisition on June 30, 1997) and Planet Access Networks, Inc. (from the date of acquisition on May 1, 1999). These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

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

As of May 1, 1999, the Company acquired all the issued and outstanding shares of Planet Access Networks, Inc. (Planet) for 416,668 shares of its common stock and cash in the amount of $900,000, payable on September 15, 1999. The Company has agreed to: (i) secure financing by September 15, 1999, in the minimum amount of $4,000,000, (ii) that each of the four sellers has the right to require the Company to repurchase all or part of the Company's shares, within 90 days of the first anniversary of the acquisition, at a price of $7.00 per share, if the shares are not listed on a securities exchange or on NASDAQ and the value per share at the time is not at least $10.00 and (iii) establish a $250,000 line of credit for Planet, to be considered as liquidated damages in the event the Company fails to implement its obligations under the agreement. The cash payment of $900,000, due on September 15, 1999, has been made as explained in Note D below. The Company has obtained an extension of time until March 15, 2000 to obtain the $4,000,000 of financing, for which the Company gave warrants to acquire 100,000 shares of its common stock.

The Company has accounted for its acquisition of Planet under the purchase method of accounting; wherein the purchase price is allocated to the assets and liabilities as of the acquisition date based on estimated respective fair values. The excess of purchase price over fair value of net assets acquired is being amortized over 10 years. The condensed consolidated statements of operations for the nine month period ended December 31, 1999 includes the operations of Planet for the period from May 1, 1999 to December 31, 1999. Had the Company acquired Planet as of April 1, 1998, the net loss and earnings per share would have been $(208,523) and $(.07), respectively, for the nine months ended December 31, 1999 and $(1,486,706) and $(.65) for the nine months ended December 31, 1998. Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended March 31, 1999, Form 10-KSB.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (UNAUDITED)



NOTE B - EARNING PER SHARE

For the purpose of computing earnings per share, average shares outstanding during the three months ended December 31, 1999 and 1998 was 3,227,008 and 2,278,340 respectively. Average shares outstanding during the nine months ended December 31, 1999 and 1998 was 2,842,644 and 2,278,340 respectively. In addition, there are outstanding common stock options of 2,154,000 shares at an average price of approximately $5.25 per share and 2,821,660 warrants to purchase common stock of the Company at an average price of approximately $5.12 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.


NOTE C - RETAINED EARNINGS (DEFICIT)

Retained earnings for the nine months ended December 31, 1999 includes a charge for $245,760 for amortization of the discount on the guaranteed purchase price of Planet.


NOTE D - ACQUISITION NOTE PAYABLE

On September 15, 1999, the Company raised $1,000,000 of equity from the sale of 500,000 shares of common stock, through a private placement. These proceeds were used to pay the $900,000 Acquisition Note Payable as described in Note A.


NOTE E - CAPITAL RESOURCES

During the next twelve months the Company anticipates a need for a substantial increase in its capital resources. The Company will require payment of $1,000,000 in development expenses for the automated translation systems and $400,000 for product launch of its Financial Express product. In addition, in April 2000, the Company may be required to repurchase from the historic shareholders of Planet Access for $2,916,676, the Company shares issued in the transaction, if the shares are not listed on a securities exchange or on NASDAQ and the value per share at the time is not at least $10.00. See "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

On September 15,1999, the Company raised $1,000,000 in equity as described in Note D above. Additionally, on November 8, 1999, the Company entered into another transaction, receiving net proceeds of $475,000 from promissory notes.

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

By linking its sophisticated website expertise and language technology, the Company plans to emerge as a leading supplier of global communications products and services. The initial products and services include designing websites for rapid, cost effective translation and offering, via proprietary extranets the rapid, cost effective translation of content for the software/IT and financial markets.

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

RESULTS OF OPERATIONS

Revenues. Revenues for the quarter ended December 31, 1999 (the "Current Quarter") increased $2,590,481 to $3,886,118 from $1,295,637 for the quarter ended December 31, 1998 (the "Comparable Quarter"). Revenue for the nine months ended December 31, 1999 (the "Current Period") increased $5,079,284, to $9,758,649 from $4,679,365 for the nine months ended December 31, 1998 (the "Comparable Period"). The increases in revenues for both the Current Quarter and the Current Period were principally due to the consolidation of Planet beginning May 1, 1999. Revenues in the Company's United States translation and localization services declined due to the completion of a substantial project in October 1998, continued softness in the Asian economies which has caused clients to postpone projects intended for sale in those markets, and increased competition in the software translation markets. To address these issues, the Company has hired additional sales personnel. However, due to the competitive conditions in the translation markets, increased quotes do not necessarily result in immediate increases in sales.

The Company's future results of operations will also benefit from the acquisition of Planet. Planet's business has continued to experience substantial growth, with revenues increasing in the Current Quarter. During the quarter, Planet Access terminated its contract with Brandwise, LLC due to the substantial impact of this agreement on Planet Access' day to day operations and the need of Planet Access to meet other corporate objectives. Planet Access will continue to serve Brandwise, LLC on a project by project basis. Management does not believe that the termination of this contract will have a material adverse impact on revenues or Planet Access' earnings over the next 12 months.

GROSS PROFIT. Gross profit increased to $1,459,098 in the Current Quarter, or 37.5% of sales, from $131,497 in the Comparable Quarter, or 10.1% of sales. Gross profit increased to $3,339,856 in the Current Period, or 34.2% of sales, from $1,072,111 in the Comparable Period, or 22.9% of sales. The increases in gross profit for both the Current Quarter and the Current Period were principally due to the consolidation of Planet beginning May 1, 1999. Gross profit for both the Current Quarter and the Current Period were negatively impacted by higher staffing levels in its United States translation operations, in anticipation of a number of projects which were delayed by customers. To address this issue, the Company recently reduced staffing levels at the United States translation operations. In the longer term, the Company also is seeking to improve gross profits by investing in better automated translation systems, which should reduce costs, and by developing specialized automated translation products for the financial information technology and telecommunication fields, which should provide greater gross revenues. Gross margin will also increase as Planet, with its higher gross margin, is consolidated with the Company's translation and localization businesses.

SELLING, GENERAL AND ADMINISTRATION. Selling, general and administration ("SG&A") expenses decreased by 8% to $834,607 during the Current Quarter from $773,745 in the Comparable Quarter. SG&A expenses increased for the Current Period by 16% to $2,068,035 as compared to $1,775,934 in the Comparable Period. This increase in SG&A expenses for the nine month period reflects increased marketing expenditures and substantial expenditures to develop the specialized automated translation products referred to above.

Net Income (Loss). The Company had net income of $8,930, during the Current Quarter as compared to a net loss of $845,655 for the Comparable Quarter. The Company incurred a net loss of $331,340 during the Current Period, as compared to a net loss of $1,500,497 during the Comparable Period. However, the Company had operating income of $206,803 during the current quarter as compared to an operating loss of $1,072,913 for the comparable quarter. The Company had operating loss of $28,759 during the current period as compared to an operating loss of $1,946,302 for the comparable period.

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

The change in the Company's strategic direction towards accelerated development of advanced automated translation systems and facilitation of a web-based strategy has substantially increased the Company's working capital requirements to the point that cash flow from operations is insufficient to sustain the Company at its current level of activity.

During the Current  Period,  $151,676  was  provided by  operations,  consisting principally of a substantial increase in accounts payable and accounts receivable, at Planet Access, which is experiencing substantial growth in its working capital requirements while its business grows. The Company invested $1,169,000 in property and equipment, and incurred other changes in cash as detailed in the accompanying consolidated statement of cash flows.

Working capital decreased $153,000 during the quarter. Of the working capital at December 31, 1999, $1,823,000 is only available to Planet Access for day to day operations, since the original agreement provides for non-invasion of the assets of Planet Access by the parent company until the final completion of all aspects of this agreement.

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

The Company has completed a comprehensive study as to whether its third party suppliers and strategic partners are Year 2000 compliant. It has gathered information about the Year 2000 status and will continue to assess and monitor their compliance.

STATUS

The Company has completed a full evaluation of all of its systems and has completed the remediation phases. The Company believes all critical systems and hardware are compliant. The Company has tested all equipment and software and found the Year 2000 readiness plans to be successful.

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

COSTS

The Company utilized primarily internal resources to reprogram, replace, test and implement the software and operating equipment for required Year 2000 modifications. The total costs of the Year 2000 project were estimated at $85,000 and have been funded through operating cash flows. To date the Company has incurred approximately $55,000 ($40,000 expensed and $15,000 capitalized for new equipment), related to all phases of the Year 2000 project. At this time the Company believes there will be no further substantial expenses.

RISKS

Management believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has completed all necessary phases of its Year 2000 program. In the event that the Company has inadvertently not completed any additional phases, the Company's ability to produce certain orders may be negatively impacted. More importantly, disruptions resulting from Year 2000 Issues in the world economy in geographies where the Company or its clients have significant operations could adversely affect the Company.

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

CONCLUSION

The Company believes that there will be no disruption of its operations or internal functions due to the passing of January 1st, 2000 and its extensive testing of other Year 2000 issues. The Company will, however, continue to monitor any other possible effects of Year 2000.

PART II - OTHER INFORMATION


ITEM I. LEGAL PROCEEDING - None

ITEM 2. CHANGES IN SECURITIES -

During the quarter, the Company amended the terms of its publicly held warrants ti extend the expiration date to July 2, 2000.

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


                                                     The Translation Group, Ltd.



Dated  February 14, 2000                             /s/ Charles D. Cascio
       -----------------                             ---------------------------
                                                     Charles D. Cascio
                                                     President & CEO


Dated  February 14, 2000                             /s/ Kenneth A. Mack
       -----------------                             ---------------------------
                                                     Kenneth A. Mack
                                                     Principal Financial Officer