Form 10KSB
period 2000-03-31
TRANSLATION GROUP LTD
filed 2000-07-14
CIK 1019356

================================================================================

                                  UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-21725

                           THE TRANSLATION GROUP, LTD.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          DELAWARE                                           23-3382869
          --------                                           ----------
(State or other jurisdiction of                      (I.R.S. Employ. Ident. No.)
incorporation or organization)

                              30 WASHINGTON AVENUE
                              HADDONFIELD, NJ 08033
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (856) 795-8669
                       ISSUER'S FAX NUMBER: (856) 795-8737

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          Common Stock, $.001 per value

                         COMMON STOCK PURCHASE WARRANTS
                               (Titles of classes)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X      No
                                     ---        ---
         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year:  $ 13,874,289

         Aggregate market value of the voting stock held by non-affiliates of registrant on July 12, 2000, based on average of the high and low price on that date, was $22,205,639 million. Exclusion of shares in this calculation shall not be deemed an admission that such person is an affiliate and inclusion shall not be deemed an admission that such person is not an affiliate. This information is provided solely for record keeping purposes of the Securities and Exchange Commission.

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,737,203 shares of common stock, par value $ .001 per share, as of July 12, 2000, which includes up to 103,000 shares to be issued pursuant to an agreement with a former executive of a wholly owned subsidiary and TBD shares issued in connection with a recent acquisition.

         Transitional Small Business Disclosure Format:  Yes       ; No  X
                                                             ---        ---
================================================================================

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

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND BACKGROUND

         The Company was incorporated under the laws of Delaware on July 6, 1995. On January 17, 1996, the Company consummated its first acquisition when the shareholders of Bureau of Translation Services, Inc., a Pennsylvania corporation ("BTS"), exchanged their shares of BTS, for shares of the Company so that BTS became a wholly owned subsidiary of the Company. BTS had been engaged in providing translation services since 1984.

         The Company completed its initial public offering on December 6, 1996. Its common stock is reported on the NASDAQ OTC Bulletin Board market under the symbol THEO for its common stock, and THEOW for Warrants which were initially issued in connection with its initial public offering.

         On June 30, 1997, the Company acquired all the issued and outstanding common stock of the companies that comprise the Word House Group ("Word House") in exchange for 185,000 of its common shares and 200,000 additional common shares contingent on future earnings levels. Word House has been in operation since 1984, and currently has offices in The Netherlands, France, and China.

         In May of 1999, the Company acquired all of the issued and outstanding stock of Planet Access Networks, Inc., an Internet engineering firm, in a stock and cash transaction. Management believes that Planet Access will enable the Company's translation solutions to be delivered through secure Intranet or Internet services. The Translation Group, Ltd. ("TTGL"), Bureau of Translation Services, Inc. ("BTS"), Planet Access Networks, Inc. ("PAN") and Word House are referred to herein collectively as the "Company."

The following diagram provides a summary of the Company's current organizational structure and the number of employees working for each as of the date of this report:
                           The Translation Group, Ltd.
                                 Haddonfield, NJ
                                  9 Employees

BTS-Wordhouse                 Wordhouse           Planet Access Networks
Haddonfield, NJ               Amsterdam           Flanders, NJ
33 Employees                  45 Employees        75 Employees
1 Location                    3 Locations         2 Locations

OVERVIEW AND STRATEGY

         The Company is positioning itself to become a leading supplier of multilingual products and solutions via the Internet. Since inception, the Company has acquired two translation companies, an Internet solutions provider, and has licensed two unique, advanced translation systems. The goal is to completely integrate the existing services of each business unit while expanding the globalization capabilities in targeted market segments.

         The Company has been supplying translation, localization, and localization engineering services to the software, telecommunications and other technical publication customers. The customer list for these services includes Microsoft(R), Oracle, Minitab, ADP, SAP, INSO, PSDI, HP, and others. Through the acquisition of Planet Access, the Company is also supplying Internet, Intranet, and Extranet website development, hosting and other solutions for informational, interactive, and e-commerce clients. The customer lists for these services includes Avis, Novartis, Microsoft, Alta Vista, Lockheed Martin, and others.

         The Company has linked its language technologies and services with Web development and e-commerce enabling capabilities through its acquisition of Planet Access. Planet Access is a nationally known website developer, who through this linkage is expanding its services to deliver multilingual web technologies and services to owners of complex, dynamically updated Web sites. Based on internal research as well as external sources, there appear to be very few competitors with similar capabilities in combining multilingual technologies and web development.

         The Company is developing unique computer-based language translation systems and language tools with Gedanken, Inc. and ESTeam AB, with whom the Company has exclusive and worldwide distribution rights,. These automated language systems are specifically designed to provide significant advantages in terms of speed and cost. Management believes that its systems are capable of performing language translations with very high "first-pass" accuracy within specified domains of texts, unlike the majority of its competitors.

         The Internet has significantly improved the distribution of software and other products, and information and products are now instantly available globally. This capability for many different industries has created the need to have products and product information translated into local languages. To satisfy this growing need for multilingual web solution, the Company has accelerated its integration efforts and development of enhanced technology to enable timely and effective solutions.

LANGUAGE TECHNOLOGY

         The Company has invested in two licenses that management believes should offer new abilities within language technologies. These licensed systems could provide the Company with the ability to process significant volumes of written text in electronic form. Further capabilities include preprocessing to enhance meaning, building language reference databases, pre-translation, and, depending on the domain or topic, actual translation of the text in an automated fashion.

MANUAL TRANSLATIONS

         Historically, the translation process has been nearly a 100% human exercise. For precise translations to occur, the translator and editor need to not only be fluent in both the source and target languages, but, especially in the case of highly technical materials, also `fluent' in the topic which is the subject of the translation. In addition, manual translation is generally very time-intensive and costly with fully burdened pricing running between $.25 and $1.00 per word. As such, manual translations have, and continue to be, characterized by:

o    High costs
o    Long completion times
o    A high quality "first-pass" that is very slow and expensive to attain.

TRADITIONAL LINGUISTIC RULE-BASED MACHINE TRANSLATION SYSTEMS

         In a manual translation, the cost of the human translator accounts for 35% to 80% of the total job cost. In an effort to reduce the high "human component" cost of translation, several machine translation systems have been developed over the past several decades. Unfortunately, according to industry sources, these systems have proven largely ineffective, providing at best only a 45-65% correct "first pass" translation. This kind of "first pass" translation provides a reader with, at best, the "gist" of a topic, and requires that the remaining 35% - 55% of the source document be translated manually, which, as noted above, is both time consuming and expensive, especially when large volumes of material are involved.

         In short, the use of these systems has yielded little productivity improvements for the industry. Implementation of these systems has had little or no impact on either the input or actual translation time, although they have somewhat shortened printing times.

         Traditional machine translation applications utilize three sets of data: the input text, the translation program and permanent knowledge sources. Permanent knowledge sources contain a dictionary of words and phrases in the source language along with information about the concepts evoked by the dictionary and rules for sentence development. The methodology employed is in the form of linguistic rules for syntax and grammar, and some are algorithms governing verb conjugation, syntax adjustment, gender and number agreement and word re-ordering.

         Once the user has selected the source text and initiated the machine translation process, the program begins to match words from the input text with those stored in its dictionary. Upon finding a match, the application brings up a complete record that includes information on possible meanings of the word and its contextual relationship to other words that occur in the same sentence. The time required for the translation depends on the length of the text and the system running the software.

MATHEMATICAL AND STATISTICALLY-BASED TRANSLATION SYSTEMS AND TOOLS

         The  Company   believes  that  the  common   structural   flaw  of  its
competitors' traditional translation systems has been their reliance upon software programs driven by linguistic rules. These rules have been generally developed by academic linguists to address specific items such as grammar, syntax, lexical usage, context, and sentence structure. The primary impediment to the success of the traditional linguistic rule-based systems has been that it is virtually impossible for the system designers to include the myriad of exceptions to all the various linguistic rules in the systems. This ultimately leads to consistently faulty translations.

         Recognizing   the   limitations   inherent  in  linguistic   rule-based
translation systems, the Company has acquired the license rights to two automated translation systems that utilize a fundamentally different approach to the problem. The Gedanken system and the BTR system, developed by ESTeam, rely upon mathematical and statistical evaluations of dual language texts in particular topics. By statistically analyzing substantial amounts of legacy text in two languages, patterns of word matches, as well as phrase and sentence matches become apparent and remembered in such a way as to allow the translation of newly inputted text with close to manual "first pass" translation accuracy.

         Furthermore, the systems "learn" from post edit corrections, which means that the next translation of each new version should be better than the last. By utilizing statistical matching and pattern recognition, so-called language rules become apparent in the translated text.

THE BTR SYSTEM

         In April 1999, the Company entered into a development and license agreement with ESTeam AB ("EST"), a Swedish corporation specializing in the development of a computer-automated language system known as the "BTR System", and customized this system for specific market applications. The BTR System is a reference based translation system comprising large amounts of legacy text (pre-translated text) arranged and coded at the sentence and sub-sentence level and then broken down into a topical sub-section. This system is designed to be particularly effective for the automated translation of content in a well-defined topic.

         The BTR system, its modifications, improvements, and adaptations, are used to perform machine translations of specific text documents in a particular domain, and is designed to accept and analyze very large amounts of data;
namely, words, word phrases, sentence segments and whole sentences in both source and target languages. One particular application already perfected by ESTeam was developed for the automated translation of trademark information for the customer, Compu-Mark, S.A. (a Thompson Group Company) which holds a license to use the system for patent and trademark registrations. This custom system is now available in 11 different languages and it performs understandable translations automatically with no human intervention.

         As with other machine translation systems, the BTR System is comprised of sub-routines, or modules, which perform specific tasks. These modules interrelate via a master control program. Sub-routines include such functions as topic delineator, bilingual dictionary matches, large capacity databases, target language verification, and statistical word matches. One of the key differentiating features of the BTR System is its ability to analyze and find language matches at the sub-sentence level, namely, sentence segments and word phrase levels.

         The BTR System was designed to excel in automated translation within a defined market or topic. Examples of these include financial, chemical, and environmental, for which the Company is developing "products" or "applications" using the BTR System. With the financial support of the Company, ESTeam is the development group that will complete these products. The first application commenced development in May 1999 and has been delivered by ESTeam to the Company for commercialization.

         Specific BTR System applications have been exclusively licensed by the Company for a period of fifteen years. In consideration for the license, the Company has agreed to pay royalties on sales for the use of the application, to pay EST's development costs for perfecting each of the named applications, and to provide additional development funding under certain conditions.

         The license entails certain risks. While the Company firmly believes the BTR System could add significant value in the future, there is no assurance that any applications will be successfully developed. In addition, the license represents a substantial financial commitment by the Company without any guarantee of successful development of commercially exploitable applications.

THE GEDANKEN SYSTEMS

         On November 1, 1996, the Company entered into a licensing agreement with Gedanken, Inc. ("Gedanken") to develop an automated translation system. The agreement is broken up into three phases. Phases I and II call for the Company to pay Gedanken $750,000 for the development of an improved translation/localization system. Phase III is optional and calls for the Company to pay Gedanken $4.0 million to develop a real-time voice translation system. The agreement also states the Company is obligated to pay royalties on all revenues generated that use in whole or in part the patent rights and know-how of Gedanken. To date, the Company has invested $750,000 in system research and development relating to phases I and II. Further research and development is required to produce commercially salable applications, and no assurance can be given that such applications will be successfully developed.

         In evaluating the potential opportunity to commercially exploit and monetize the Gedanken system, and given the remaining funding requirements and future royalties payable to Gedanken, the Company determined that purchasing Gedanken, Inc. would be in the Company's best financial interest. Therefore, the Company is currently negotiating the purchase of all of the outstanding stock of

Gedanken. The proposed terms call for purchase of all of the outstanding stock of Gedanken for consideration consisting of: (i) 800,000 shares of TTGL common stock, and (ii) 3-year options to purchase up to 200,000 shares of TTGL common stock at an exercise price of $5.00 per share. If the purchase of Gedanken is completed, TTGL will become the owner of the technology licensed under the Gedanken License.

         In addition, the Company plans to retain key employees of Gedanken through standard employment and non-compete agreements. Management plans to close this transaction by the end of July 2000.

         While the Company firmly believes the Gedanken system could add significant value in the future, there is no assurance that any commercially exploitable applications will be developed. In addition, both scenarios represent a substantial financial commitment by the Company without any guaranteed results or products.

         The Gedanken system addresses the added complexities of translating information from free-flowing texts of any kind. The Gedanken system is rooted in statistical analysis of large amounts of language data, and is constructed of modules that perform different functions. These modules are designed to make the system a single comprehensive automated translation system. There are several important differentiating features of the Gedanken system, one of which is the "Precision English" module. The system also includes a sophisticated parser that dissects sentences and bilingual dictionaries. By eliminating the bulk of the ambiguous words and phrases and substituting more accurate words, the "Precision English" module should raise the level of correct translation.

PRODUCTS AND SERVICES BASED ON THE GEDANKEN AND BTR SYSTEMS

         Faced with a very wide range of potential translation products the Company has set specific criteria to narrow the possibilities. Computer translation systems perform better on texts, which include high repetition of known terms, than on texts with intentional ambiguity, slang, idioms, and emotive terms such as are found in poetry, novels, and general readership magazines.

         Possible target markets include nearly all professional, technical and industrial applications such as financial, medical, legal, trade publications, software, patents, technical abstracts, equipment and instrument manuals, environmental regulations and various other governmental regulations, aerospace, telecommunications, automotive and many others. Both systems allow the Company the possibility to move effectively into varying market segments and meet specific language requirements within a given industry.

         The BTR systems will be focused on use within industries that require accurate translations but not as accurate as human translation. These are industries where text is primarily used for reference or as qualifying information. It has been proven that existing machine translation systems do not meet the requirements necessary. Currently, the Company is targeting financial content and will be continually expanding into additional topic areas.

         The Gedanken systems should offer a broader range of usefulness for critical or technical text where the translated text needs to be clear and concise. The Gedanken systems also have marketable usage during the authoring stage of the text where extreme costs are incurred for editing and reviewing the final version of the source material.

INTERNET TECHNOLOGY

INTERNET APPLICATION DEVELOPMENT

         In May 1999, the Company acquired Planet Access Networks, Inc. in a stock and cash transaction. The "fit" with the Company's existing business relates to the fact that virtually every new translation application the Company is developing requires that the source text be in digital form for input into the translation software, processing, and subsequent transportation. Depending on the particular market application, the customer may access the system remotely via private subscriber Intranet, public Internet, or dedicated service lines. Virtually all of the Company's future products including IT, financial translations, medical device labels, etc., will offer remote-user electronic interfaces to further speed translation time, giving the Company an additional advantage over its competitors.

         In addition to providing the Company with an electronic interface option for both its existing and developmental products, its acquisition of Planet Access provides the Company with new opportunities in the exciting and high-margin technology field of Internet service provision, including website development and management services.

NETWORKING TECHNOLOGIES

         Planet Access also provides outstanding custom network solutions, hosting and engineering services such as Internet design and security, dedicated high-speed corporate Internet access and many other custom applications. Clients for the above activities include AVIS, Novartis, Lucent Technologies, Lockheed-Martin, ABN AMRO, Knoll Pharma.

INTERNET/E-BUSINESS TECHNOLOGIES

         Planet Access is fully capable of comprehensive Internet engineering, including site design, security, security pass access, secured credit card transactions, secure private access and hosting among many other services. Based upon the advanced nature of its capabilities, Company management considers Planet Access among the top 50 Internet engineering firms in the United States.

MULTILINGUAL WEB AND INTERNET TECHNOLOGIES

         The linkage of language with the Web creates a synergy of two technologies that the Company believes is an absolute necessity today with the growing popularity of the Internet and Internet based applications. The Company is currently developing automated translation management systems that interface directly with the server and the translation process. These systems provide client cost reduction as well as solve "time to market" problems due to the labor intensive site maintenance required in order to keep a multilingual site "live".

PRODUCTS AND SERVICES

TRANSLATION AND LOCALIZATION

         The Company offers its clients a comprehensive solutions-based menu of value-added products and services, from development to localization to in-country service and support. The Company specializes in managing and producing high volume, technical translations and localization for its clients. All of the Company's products and services can be customized to the client's specific requirements. The primary products and services the Company currently provides to translate software manuals and other technical content are as follows:

     1.  Multilingual Localization and Translation services that include:
         o All levels of product management
         o Terminology development
         o Re-use of previously translated materials using the latest technology tools
         o Translation and technical editing of text
         o Software engineering, including resizing and compiling
         o On-line help compiling and formatting
         o Linguistic, functionality, and QA testing
         o Desktop publishing, graphic layout, editing, and proofreading
         o Coordination of in-country review
         o Production of publishable materials and electronic media, including CD ROM
         o Multimedia localization and production
         o Web site and on-line publishing localization and production
     2. Internationalization and Development Consulting
     3. Technical Writing of Documentation, including editing and evaluation
     4. In-Country Training, Support, and Service Centers
     5. Facilities Management and Resource On-Site Placement Services

         Historically, the process of Multilingual Localization for the information technology (IT) market has been highly labor intensive, with much of the hands-on work being done principally by independent translators and editors retained by the Company, as well as Company employees. The Company utilizes various machine translation tools to reduce the high cost associated with human translators, decrease the completion time and to enhance consistency.

         The Company utilizes several translation software tools for: (i) extracting and storing data; (ii) preserving formatting during the translation process; (iii) online dictionaries; (iv) presentation of text (e.g., pre-press) and (v) use of previous translations.

         The Company considers its highly detailed project management, tracking and costing procedures to be at the heart of its specialized services. The
Company places a strong emphasis on efficient processes, and believes that centralized project management is essential to efficiency. To better implement this policy, a project manager is assigned to each project. Thus, even when a project may have team members in many different locations, most work is coordinated centrally in the Company's United States and European headquarters via electronic communication. Certain core functions such as editing, proofreading, desktop publishing and client coordination are part of central project management. In preparing work for translation into multiple languages a project editor may identify problems or issues that are relevant across the entire project. Similarly, in a multiple-language project, problems may be picked up by the translators in one or two languages that are relevant to others. The Company believes that central control of the process is the only way certain problems can be adequately handled.

         All of the independent translators utilized by the Company are native speaking professionals in the target language, and are required to know the subject matter of the area in which they translate. In addition, a project must have technically knowledgeable staff in the source language, preferably a specialist in that area. The Company provides an extensive range of communications facilities by utilizing its own internal systems integration group that maintains the Company's Internet/Extranet/Intranet and E-mail Systems. Files are prepared for translation by the Company's technical staff and are distributed electronically to translators either locally or in the applicable country. Translated versions are returned to the Company's central project management for checking and proofing (and also compilation, if software is involved) and the target language versions are distributed to appropriate client locations, which may be multiple locations or a central site.

         In terms of process, the Company considers itself an extension of the client's documentation and software development departments. All project activities are closely tracked using custom and commercial project management/tracking applications where the data is fully available to the client. Thus, the client always knows the status of the project.

         The Company realizes that many of its customers do not possess all of the expertise needed to manage the localization process. The Company, therefore, expanded its service offerings to include management consulting and on-site management. Systems development and consulting services also include product planning and redesign for local markets. The Company understands the changes in technology, and that taking a product to a global market can be a difficult proposition. In order to offset the technical difficulties for its customers, the Company has taken an active role in the development and modifications of its customers' products to support local specifications and character encoding for different regions of the world. These services allow the Company to manage the localization and the customer to manage the product. Therefore, costs are reduced while quality is maintained.

INTERNET WEBSITE DESIGN AND APPLICATION DEVELOPMENT

         The Company offers its customers a comprehensive solutions-based menu of value-added products and services, from basic billboard web development to highly complicated transactional e-commerce sites. All of the Company's products and services can be customized to the customer's specific requirements. The primary products and services the Company currently provides are as follows:

     1. Web Design and Development
         o All levels of product management
         o Design and layout
         o Graphics design and creation
         o Interactive scripting and application design and development
         o Database design and development
         o Backend application design and development
         o On-line publishing and production
         o All of these services in multiple languages
     2. Solution Consulting
     3. Technical Writing of Documentation, including editing and evaluation
     4. Network design and implementation
     5. Off-site/On-site systems administration and hosting .....

         Planet Access is completely integrated in offering an "end to end" service to web customers. The Company employs senior, experienced professionals in each key discipline of web design and implementation, including graphics design, HTML coding, master program architecture, web analysis, testing, equipment platform specification, installation and hosting.

MARKETING

TRANSLATION/LOCALIZATION

CURRENT

         The Company markets its products and services primarily through a dedicated six-person sales force. In addition, the Company participates in several trade shows annually and conducts limited print advertising in several trade publications. The Company is an active member in the STC (Society for Technical Communications), the ATA (American Translators Association) and several regional chapters of the Chamber of Commerce. An extensive marketing and PR program will commence in July 2000 focusing on multi-lingual web development customers.

CLIENTS

         The Company provides translation and localization services to a range of industries and sectors, with an emphasis on IT companies. During fiscal 1999 and 2000, approximately 36% of the Company's revenues came from localization projects for software publishers, computer hardware manufacturers and computer and peripherals vendors.

         The Company has a large number of IT-based clients, including Microsoft, Oracle, Okidata, Bentley Systems, HP, Cannon, Creative Labs, Bay Networks, PSDI, INSO, ADP, General Instruments, Fisher Rosemont, Minitab along with many others. The strong relationships the Company has developed with its IT clients have also generated a volume of more conventional translation work. As an example of these services, the Company is translating and localizing software messages, software dialogue boxes, software help, related documentation including user manuals, product literature and websites.

         At present, key markets for the Company's solutions are clients located in Japan, Europe, and the Americas, which include the dialects of Canadian
French, Latin American Spanish, and Brazilian Portuguese. The Company provides translation in 36 languages.

         The Company's business consists of translation for suppliers of applications software, including a substantial volume of Unix-based systems and customized implementations. Principal applications are financial and manufacturing, with systems encompassing everything from order entry to distribution.

MARKET SIZE

         According to OVUM, Inc., a market research company, and LISA (Localization Industrial Standards Association), the translation and localization market currently approximates $20 billion annually and is expected to grow 10% to 15% annually. In addition, OVUM forecasts a higher growth rate over the next five years as the demand for translation and localization in the IT related market increases.

         The Company believes that OVUM's estimate of $20 billion includes a substantial amount of casual translation, which is unlikely to be subject to an automated solution. In addition, this estimate includes an unknown percentage of language translation performed by the in-house translation staffs of certain medium and large sized multinational companies with product offerings in various languages, including Caterpillar, Boeing, IBM, Bloomberg, and XEROX.

         By adding total estimated revenues of translation firms to estimates of "in-house" translation activities of medium to large multi-national companies, the Company is estimating a current market for its translation/localization solutions of approximately $5 billion.

THE TRANSLATION AND LOCALIZATION SERVICES MARKET

         The translation/localization industry is highly volatile. Traditionally, translation has been a production "afterthought". In general, products and documentation are first completed for the home market, and then companies face the painful hurdle of localization before shipping the products to their customers. As a result, translation requirements arise somewhat unpredictably and with much urgency.

         The   translation/localization   market  breaks  down  into  two  broad
categories, namely "retail" and "professional/technical." The Company plans to compete almost exclusively in the high volume professional/technical market.

RETAIL: The retail translation segment includes a variety of applications such as general business correspondence, consumer product marketing, newspapers, magazines, literary works, chat room conversations, TV shows, news programs, personal letters and the like.

PROFESSIONAL/TECHNICAL: The professional/technical translation market consists primarily of high volume translation items, and includes all types of business products and services as well as government publications requiring translation. Virtually all businesses which export products or services require that their products be tailored to the local target market or country. The types of businesses included in the professional/technical segment include automotive, aerospace telecommunications, pharmaceutical, medical device, software, transportation equipment, chemicals, industrial tools, accounting standards, investment data and research reports, patents, government regulations, financial data, computers, educational materials, foods, scientific instruments and many others.

         The level of precision required of translators in the professional/technical market is significantly greater than that of the retail translation market. Not only is fluency in both the source and target languages required, but also fluency in the topic which is the subject of the translation. Examples of professional/technical translations requiring a high degree of precision include automotive, aircraft engine repair manuals, and pharmaceutical labeling.

         The intensity of global competition places pressure on organizations to utilize simultaneous market release opportunities in order to be competitive on a global basis. This means that information must be enabled for global markets so that the localization process is easier to manage. Consequently, the need to localize products for foreign markets is increasing. A lack of internal resources has forced many companies to outsource their translation/localization needs, and the movement toward outsourcing is, in turn, revolutionizing the translation/localization industry.

         Translation Services are evolving into Global Information Services. Some of the key market drivers of the global information services industry are described as follows:

COMPETITION

         The translation and localization industry is characterized by volatility and is highly competitive. Traditionally, translation companies have competed primarily on a mixture of price and completion time, often at the expense of quality. Competition in the translation market is characterized by widely differing elements, reflecting the diverse needs of clients. At one end of the spectrum, there are small agencies with a generalist approach that offer services typically limited to translation. At the other end of the spectrum, there are a few large companies that offer machine translation software and/or turnkey services (more than translation only), focusing on providing industry-specific "solutions".

         As translation and localization contracts become larger, the Company believes that large corporate IT customers will continue to migrate to the solution-based models offered by large capacity service providers. Currently, the Company's competitors can be divided into two main subcategories, traditional translation companies and companies offering large capacity machine translation products and/or solution-based models. However, the Company believes that within a relatively short period of time, it will be competing primarily with companies in the second subcategory.

         Companies that perform translation as a business tend to be small, `mom and pop' type firms with annual revenues of $300,000 to $700,000. In fact, the Company estimates that 95% of the 3000+ U.S. based translation agencies have annual revenues of less than $1.5 million. The same fragmented market structure of thousands of small firms prevails overseas, where there are many more companies performing translations than in the US. The Company believes that the key competitive factors in the market for translation services are: (i) price;
(ii) delivery time, and (iii) quality. Worldwide, fewer than 10 translation and localization companies have annual translation revenues of over $50 million.

                 Alpnet (NL)                       $55 million
                 Lernout & Hauspie (BE)            $60 million
                 Bowne Trans. Div. (US)            $65 million
                 Berlitz (US)                      $85 million
                 Lionbridge (US)                   $90 million

         A wide range of Web development firms exist in the marketplace. Small mom and pop firms typically tend to develop and host small static sites where content remains constant and the main purpose for the site is visibility. Medium to large size firms with a staff that has expertise to handle the complexity of the primary components of a dynamic web site (User Interface, Graphics, and back-office application development) produce most of today's e-commerce enabled sites, (i.e. CDNow, Amazon.com, Priceline.com). The major web development players today are the independent web development companies, and the consulting arms of the Big 5 accounting firms and global IT integration firms (IBM e-commerce division). Despite all the development talent available to the firms mentioned above, no one has created a single solution for the integration of web and automated translation technologies.

EMPLOYEES

         The Company presently employs 147 full-time people, comprised of 11 in management positions, 10 in administration, 7 in sales and marketing, 119 in production and engineering. In addition, the Company also uses the services of about 450 freelance and/or independent translators and editors on an as-needed basis from a roster of several thousand worldwide.

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

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, LICENSES AND SOFTWARE PROTECTION

         On November 1, 1996 the Company entered into a development and license agreement to use and sell know-how, apparatus, and methods pertaining to tools and systems developments made by the Gedanken Corporation, an unaffiliated development company ("Gedanken"). Gedanken has filed and received an allowance for a United States Patent that describes apparatus and methods for translating words, phrases, and sentences from a source language to other target languages using advanced telecommunications and computer technologies. Currently, the Company is negotiating the purchase of Gedanken, Inc.

         In April 1999, the Company entered into a development and license agreement with ESTeam AB ("EST"), a Swedish corporation specializing in the development of a computer-automated language system known as the "BTR System", and the customization of this system for specific market applications. The BTR system, its modifications, improvements, and adaptations, are used to perform machine translations of specific text documents in a particular domain, and is designed to accept and analyze very large amounts of data; namely, words, word phrases, sentence segments and whole sentences in both source and target languages.

         The Company entered into an exclusive worldwide license for certain applications, chosen by the Company, for a period of fifteen years. In consideration for the worldwide license, the Company has agreed to pay royalties on sales of any application, to pay EST's development costs for perfecting each of the named applications, and to provide additional development funding under certain conditions.

         The Company regards certain features of its internal operations, software and documentation as proprietary, and relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect this proprietary information. The Company holds no patents, and existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services.

RISK FACTORS

         AN INVESTMENT IN THE COMPANY INVOLVES NUMEROUS SIGNIFICANT RISKS, INCLUDING THOSE SET FORTH BELOW. THE FOLLOWING RISKS, AMONG OTHERS NOTED IN THIS REPORT, SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY. THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT..

FUTURE PROFITABILITY AND THE VALUE OF YOUR INVESTMENT WILL DEPEND UPON THE COMPANY'S SUCCESS GROWTH STRATEGY

         The Company has reflected only modest net income from operations during fiscal 1997, a net loss during fiscal 1998, 1999, and 2000. As a result, the Company's successful implementation of its business strategy will likely determine:

o   future profitability

o   ability to effectively compete in the translation and localization industry;
    and

o   The ultimate value of an investment in the Company

         The Company's business plan relies primarily on the development and implementation of computer-aided translation and localization products and the integration of existing translation and Web development services.

THE COMPANY HAS COMMITTED A SIGNIFICANT PORTION OF ITS WORKING CAPITAL TO RESEARCH AND DEVELOPMENT, AND THE FAILURE TO COMMERCIALIZE THE COMPUTER AIDED TRANSLATION AND LOCALIZATION PRODUCTS AND SERVICES WILL HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S FINANCIAL CONDITION

         Over the past three years the Company has invested approximately $1.7 million on the development of the Gedanken and BTR systems. The Company anticipates providing additional funding during fiscal 2001 and beyond to complete production models and commence commercialization of the systems. The inability to commercialize either one or both of these projects may well affect their competitive position in the industry and impact profitability.

LIMITED MARKET FOR THE COMPANY'S COMMON STOCK INCREASES THE POSSIBLE VOLATILITY OF STOCK PRICES AND THE VALUE OF ANY INVESTMENT IN EQUITY MAY BE REDUCED

         The public trading market for the Company's shares of common stock is limited on the OTC Bulletin Board. There can be no assurances that a regular trading market for the common stock will be sustained. By its very nature, trading on the OTC Bulletin Board provides only limited market liquidity. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small cap companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock.

IF THE COMPANY USES ITS COMMON STOCK TO CARRY OUT ADDITIONAL ACQUISITIONS OR ISSUE MORE COMMON STOCK IN A PUBLIC OFFERING, ADDITIONAL DILUTION TO YOUR INVESTMENT WILL OCCUR

         The Company may grow the business through acquisitions. The Company could accomplish this through the issuance of additional shares of common stock. This would have the effect of increasing the number of shares of common stock outstanding. In addition, in order to accomplish the Company's business strategy on a longer-term basis, they are likely to require additional financing, which may entail the issuance of additional shares of common stock, preferred stock or common stock equivalents, which would have the further effect of increasing the number of shares outstanding. This may be done in order to, among other things:

o   Facilitate a business combination

o   Acquire assets or stock of another business

o   Compensate employees or consultants; and

o   For other valid business reasons in the discretion of the Board of Directors

THE COMPANY OPERATES IN HIGHLY COMPETITIVE MARKETS, WHICH COULD RESULT IN LOSS OF MARKET SHARE OR REDUCED MARGINS

         The Company faces intense competition from multinational, regional and local companies in every market in which they operate. The principal competitive factors within the translation and localization industry include:

o   Price

o   Technological capability

o   Accuracy

o   Extent of geographic coverage; and

o   Ability to deliver services in a timely manner

         Many of the Company's competitors have well-established reputations and significantly greater financial, marketing, personnel and other resources. The Company's principal competitors are:

        o   Berlitz                                 o   Lernout & Hauspie, N.V.
        o   Bowne Translation Division              o   Logos
        o   Alpnet                                  o   Systran
        o   Lionbridge                              o   LMI

Some of these competitors are multinational, highly visible and well-regarded enterprises. There can be no assurance that the Company will be able to compete effectively against these or any other competitors.

SENIOR MANAGEMENT BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF THE COMPANY'S COMMON STOCK AND THEREFORE HAS SIGNIFICANT INFLUENCE OVER THE ELECTION OF DIRECTORS

         The officers, directors and principal stockholders own approximately [30.4%] of the Company's common stock on a fully diluted basis. Consequently, upon exercise of their vested options and warrants and by virtue of Delaware law, these stockholders could be in a position to influence the election of all the directors and possibly control the outcome of other corporate matters without the approval of other stockholders. In addition, applicable statutory provisions and the ability of the Board of Directors to issue one or more series of preferred stock without stockholder approval could deter or delay unsolicited changes in control by discouraging open market purchases of the Company's common stock or a non-negotiated tender or exchange offer for stock, which may be disadvantageous to stockholders who may otherwise desire to participate in such a transaction and receive a premium for their shares.

THE SUCCESSFUL IMPLEMENTATION OF THE COMPANY'S BUSINESS STRATEGY IS DEPENDENT UPON MANAGEMENT PERSONNEL AND EXECUTIVE OFFICERS

         Operations are dependent upon the continued services of senior management and upon the Company's ability to hire and retain qualified management and technical personnel. The loss of services of any of those executive officers or other management or personnel, whether as a result of death, disability or otherwise, may have a material adverse effect upon the Company's business.

A SIGNIFICANT PORTION OF REVENUES ARE DERIVED FROM INTERNATIONAL OPERATIONS, AND A DOWNTURN IN INTERNATIONAL COMMERCE COULD SEVERELY IMPACT RESULTS OF OPERATIONS

         A significant portion of the Company's business is conducted outside the United States. International trade is influenced by many factors, including economic and political conditions, employment issues, currency fluctuations and laws relating to tariffs, trade restrictions, foreign investments and taxation. As a result, the Company's operations are subject to various risks such as:

o    Loss of revenue due to the instability of foreign economies

o    Currency fluctuations and devaluations

o    Adverse tax policies; and

o Governmental activities that may limit or disrupt markets, restrict payments or the movement of funds or result in the deprivation of contract rights

         The Company is subject to taxation in a number of jurisdictions, and the final determination of tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. Moreover, many of the countries where the Company operates and plans to operate have legal systems that differ from the United States legal system and may provide substantially less protection for foreign investors. A reduction in the level of international trade, material restrictions on trade or a downturn in the economies of countries in which the Company currently operates could have a material adverse effect on the results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal operating facilities are located in Haddonfield, New Jersey, USA: Amsterdam, The Netherlands, and Lyon, France. The New Jersey production facility occupies approximately 6,000 square feet at a monthly rate of $8,300 pursuant to a lease that extends until February 28, 2003. In May 1997 Word House moved its principal location to Amsterdam. Its lease is for approximately 5,500 square feet, and is for a period of five years at a rent of $7,500 per month. A French subsidiary owns a condominium floor in Lyon, with approximately 3,000 square feet of space. Estimated annual costs approximate $43,000. The Company also has an office in Beijing, China, with an annual rent of $21,000 for approximately 800 square feet.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been sued by a stockholder who is seeking monetary damages, specific performance, equitable relief and costs in the amount of $3,000,000. The Company and its special litigation counsel believe that this suit is completely without merit and will vigorously defend it. On September 15, 1997 the Company was served with a summons which was subsequently filed in the New York State Supreme Court, Kings County, alleging various acts of fraud associated with the Company's reverse stock split which occurred on November 21, 1996. The plaintiff, Lee Dan Ltd., a shareholder of the Company, is seeking monetary damages, specific performance, equitable relief and costs in the amount of $3,000,000. Based on a review of the file and discussions with Company management, counsel for the Company believes that there is a substantial likelihood that the Company will prevail in this matter.

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

      1998                                           High               Low
      ----

      Quarter ended March 31, 1998                  $ 4.75             $ 3.75
      Quarter ended June 30, 1998                     6.50               4.00
      Quarter ended September 30, 1998                7.5625             5.25
      Quarter ended December 31, 1998                 6.25               4.50

      1999

      Quarter ended March 31, 1999                   $5.00              $3.00
      Quarter ended June 30, 1999                     6.125              3.00
      Quarter ended September 30, 1999                3.75               2.00
      Quarter ended December 31, 1999                 5.3125             1.5625

      2000

      Quarter ended March 31, 2000                   10.50               3.25

         On July 12, 2000 the closing bid price for the Company's common stock was $4.6875. The approximate number of record holders of common stock as of July 12, 2000 was 66. The approximate number of beneficial owners was 675 as of July12, 2000.

         The Company also issued common stock purchase warrants in connection with its initial public offering which are now exercisable until December 31, 2000 for a share of common stock upon payment of the exercise price of $4.35.

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

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CREDIT (000'S)

YEAR ENDED MARCH 31, 2000, 1999 & 1998


OPERATIONS                         2000*       %       1999**        %       CHANGE       1998        %         CHANGE
----------                         -----       -       ------        -       ------       ----        -         ------
Sales.........................   $13,347     100.0   $  5,987       100.0   $ 7,360      $ 6,421     100.0     ($ 432)
Operating Costs &
EXPENSES
Cost of Sales.................     8,715      65.3      4,833        80.6     3,882        4,189      65.3        643
Selling & Admin...............     2,724      20.4      1,865        31.1       859        1,309      20.3        556
Research & Develop............                            147         2.4      (147)         244       3.8      (  97)
Special & Other...............                            979        16.3      (979)                   --         979
Corporate Admin...............     1,244       9.3        736        12.2       508          774      12.0       ( 38)
Amort. of excess..............       340       2.6         97         1.6       243           73       1.1         24
                                 --------  ---------  ---------  ----------  ---------  ---------  ---------  ---------

Total.........................    13,023      97.6      8,657     1,442.2     4,366        6,589     102.5      2,068

Operating profit (loss)
before other income...........       324       2.4     (2,670)      (44.2)    2,994         (168)     (2.5)    (2,502)
Other income (expense), net...
                                    (344)     (2.6)       125         2.1      (469)         178       2.7       ( 53)
                                --------  ---------  ---------  ----------  ---------  ---------  ---------  ---------

(Loss) income before taxes....
                                     (20)      (.2)    (2,545)      (42.1)    2,525           10        .2     (2,555)

Income taxes (benefit)........       168       1.2       (396)        6.5       564           24        .4        420
                                --------  ---------  ---------  ----------  ---------  ---------  ---------  ---------
Net Income (Loss).............    $ (188)     (1.4)   $(2,149)      (35.6)   $1,961     $    (14)      (.2)   $(2,135)
                                ========  =========  =========  ==========  =========  ========== =========  =========

Average shares outstanding....
                                   2,966                2,278                              2,124
Primary earnings (loss)
per share.....................
                                    (.06)            $   (.94)                          $   (.01)


* Includes sales and costs of acquired subsidiary for the eleven months ended March 31, 1999

** Includes sales and costs of acquired subsidiary for the nine months ended March 1, 1998

 Reflects reclassifications for consistency of comparisons.

                                            3/31/00        3/31/99
FINANCIAL CONDITION                               (IN 000'S)             CHANGE

Cash and short term investments..........      1,700     $  1,896          (196)
Other current assets.....................      3,072        1,697         1,375
                                          ------------ ------------- -----------
Total Current Assets.....................      4,772        3,593         1,179
Total Current Liabilities................      1,672        1,452           220
                                          ------------ ------------- -----------
Working Capital..........................      3,100        2,141           959
                                          ------------ ------------- -----------
Current Ratio............................      2.9:1        2.5:1
Total Assets.............................     11,933        6,161         5,772
Total Liabilities........................      2,166        1,639           527
                                          ------------ ------------- -----------
Stockholders' equity.....................      9,767        4,522         5,245
                                          ------------ ------------- -----------
Book value per share.....................
                                             $  3.29     $   2.00     $    1.29
                                          ============ ============= ===========

RESULTS OF OPERATIONS FOR THE
FISCAL YEAR ENDED MARCH 31, 2000 (THE "CURRENT YEAR")
COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1999 ("COMPARABLE YEAR")

GENERAL

         During the Current Year, the Company purchased all of the outstanding shares of Planet Access Networks, Inc. ("Planet Access"), a New-Jersey based web-site design and hosting company. The Company also continued development of computer-based translation tools licensed from Gedanken, Inc. (Gedanken") and ESTeam AB ("ESTeam"), although launch of services based on these tools is not anticipated until later in Fiscal Year 2001. During the Current Year, the Company continued the historic operations of the Bureau of Translation Services ("BTS") and the WordHouse Group of Companies ("WordHouse").


SALES

         During the Current Year, consolidated sales increased by $7,360,000 from the Comparable Year to $13,347,000, an increase of 123%. Of this increase, the acquisition of Planet Access accounted for $9,006,000, or 67% of total sales. Sales at BTS and WordHouse were lower than during the Comparable Year. BTS and WordHouse continue to be affected by intense competition in the market for translation and localization services. As a result, the Company is repositioning itself as a technology company that will use the tools licensed from Gedanken and ESTeam to offer quicker services at lower cost and greater margins.

         During the Current Year, Brandwise LLC ("Brandwise") accounted for 74% of Planet Access' revenues. During the fourth quarter of the Current Year, Brandwise encountered financial difficulties and reduced operations. As a result, Planet Access and Brandwise terminated their relationship. Furthermore, during the fiscal year ending March 31, 2001, Planet Access will not have Brandwise as a client. Accordingly, it can be expected that unless and until Planet Access can replace the revenues generated by Brandwise, Planet Access' revenues will decline.


COST OF SALES AND GROSS MARGIN

         During the Current Year, cost of sales increased by 80% over the Comparable Year to $8,715,000.00, principally as a result of higher sales. As a percentage of sales, cost of sales decreased from 80.6% to 65.3%. This decrease is attributable to the inclusion of Planet Access, with its higher gross margins when compared to BTS and WordHouse. Due to the competitive pressures in the translation and localization market, BTS and WordHouse continue to suffer from low margins. Management believes that the commercialization of products based on the Gedanken and ESTeam technologies will allow the Company to offer satisfactory margins notwithstanding competitive pressures in the industry.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased from the Comparable Year by $859,000 or 46% to $2,724,000 in the Current Year, principally as the result of the acquisition of Planet Access and increased administrative salaries associated with the expected launch of translation services based on the technologies licensed from Gedanken and ESTeam. As a percentage of sales, general administrative expenses decreased from 31.1% to 20.4%.

NET INCOME

         Net loss decreased from the Comparable Year by $1,961,000 to $188,000, or 91% in the Current Year, principally as a result of the acquisition of Planet Access which added approximately $9,006,000 to revenues, $1,602,000 to operating profit and $1,541,000 to net income. The reduction in net loss is also attributable to the fact that Planet Access had higher gross margins when compared to BTS and WordHouse. Additionally, losses at WordHouse were 25% lower than the Comparable Year due to increased sales in the 3rd and 4th quarters of the Current year, resulting in break-even in the 3rd quarter and a profit in the 4th quarter.

         The Company increased the number of outstanding shares from 2,270,000 shares in the Comparable Year to 3,788,000 shares in the Current Year. The increased number of outstanding shares along with a decrease in net loss caused net loss per share to decrease from $.94 per share in the Comparable Year to $.06 per share in the Current Year.

FISCAL YEAR ENDED MARCH 31, 1999 AS COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

         As presented in the above summaries, the Company lost $2,149,000 for the year ended March 31, 1999 in comparison to a loss of $14,000 for the prior fiscal year. The primary reasons for the increased loss were: a 6.7% decrease in sales from $6,421,000 in 1998 to $5,987,000 in 1999 and a 15.3% increase of cost of sales from $4,189,000 to $4,832,000 during the same period; the Company's expenses for special projects and other costs not directly related to the current production-sales cycle of $979,000; and an increase in selling and administration of $556,000, which was only partially offset by other decreases of $55,000 and an income tax recovery change of $402,000, also contributed to the loss.

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

         Management believed that most of the causes of the significant loss were eliminated or their effects reduced. The Company took the following steps to mitigate further losses and to return to profitability: International operations in Europe and Canada lost approximately $500,000 in the last fiscal year. The Canadian entity was closed in March, 1999. Personnel costs were reduced. Such changes will reduce costs by approximately $350,000. The general advertising campaign has been terminated and marketing costs reduced by approximately $200,000. The Company achieved "technological feasibility" relative to its research and development efforts to design a computer translation system. It has also acquired under a license, exclusive rights for computer based translations for certain of the products (see "Business"). The Company acquired a Web site and internet management services operation (see "Business") which became immediately accretive to earnings.

LIQUIDITY AND WORKING CAPITAL

         As of March 31, 2000, the Company had a cash balance of $1,700,000 down from $1,896,000 at March 31, 1999. Also, as of March 31, 2000, the Company had working capital of $3,100,000, up from $2,141,000 at March 31, 1999.

         The increase in working capital was as a result of cash raised through several private placements of securities during the Current Year. During the Current Year, the Company completed a common stock and warrant offering through Pennsylvania Merchant Group, which raised $1.0 million. In addition the Company completed a $1.0 million offering of Series A Convertible Preferred Stock. Finally, during the Current Year the Company received $1,478,112 in proceeds from the exercise of outstanding common stock purchase warrants. These proceeds were used to pay the deferred purchase price associated with the acquisition of Planet Access.

         Subsequent  to  year-end,   the  Company  raised  additional   proceeds
$2,500,000 in a private placement of common stock with a venture capital fund.

         Management believes that the existing cash balance, together with cash generated from operations, will be adequate to meet the Company's working capital needs for the fiscal year ending March 31, 2001 at existing levels of operations. However, the Company anticipates incurring additional expenses in connection with its launch of products incorporating the licensed technologies from Gedanken and ESTeam. The Company believes that it will be able to finance its growth from the issuance of securities and has had preliminary discussions with a number of potential financing sources. However, the Company has not received any commitments with respect to such financing and there can be no assurance that the Company will be able to finance its planned growth. If it is unable to do so, the Company may be required to slow its projected launch of its new translation products or may be required to seek joint venture partners or license its technologies to others with better resources to commercialize the technologies.



FOREIGN CURRENCY FLUCTUATIONS

         The Company bills its customers in US Dollars and in foreign currencies at agreed upon amounts of exchange. The Company's operations impacted by exchange rate fluctuations have been immaterial.

THE EURO

         On January 1, 1999 a new currency was launched, the Euro, which is a significant step towards full European Monetary Union (EMU) whereby the national currencies of certain European sovereign states will be replaced by a single, supra-national currency in July 2002.

         Currently, the Euro co-exists at fixed exchange rates with existing national currencies of the eleven participating European countries. It is planned that the Euro will stimulate the economies of the EMU countries by introducing transparent pricing between countries, lower transaction costs and greater certainty of investment and trade within Europe.

         Approximately 22% of the Company's revenue for the fiscal year ended March 31, 2000 is located within countries adopting the Euro (Ireland, Germany, France, Spain, the Netherlands and Belgium). The impact of the Euro's introduction and future implementation is not expected to be significant to the revenue and net income of the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The information called for by Item 7 is included in the Financial Statements contained in this Annual Report on Form 10-KSB found on pages F-1 to F-19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         During the fiscal year ended March 31, 1999, the directors and/or executive officers of The Translation Group were as follows:

     NAME                     AGE    POSITION
     Randy G. Morris          42     President, Chief Executive Officer/Director
     Charles D. Cascio        63     Director
     John Toedtman            55     Director
     Fred LaParo              45     Director/Chief Executive Officer of Planet
                                     Access Network, Inc.
     Gary M. Schlosser        49     Director
     Theodora Landgren        55     Director
     Richard J. L. Herson     81     Director
     Kenneth A. Mack          56     Chief Financial Officer


         RANDY G. MORRIS, President, Chief Executive Officer and a Director. Mr. Morris joined the Company as Chief Executive officer in December 1999. Prior to the Company, Mr. Morris served as a Senior Product Manager for Lernout & Hauspie, S.V. from April 1998 until November 1999. From 1994 to 1998, Mr. Morris was a Director of Engineering in the Advanced Technology Division of Novell, Inc. during 1993 and 1994 Mr. Morris served as an Adjunct Professor of Computer Science for Weber State University and operated as an independent consultant where he wrote and taught courses on OOA, OOD and Software Engineering Management. Mr. Morris was a Software Engineer from 1985 to 1993 working first for Unisys Corporation and finishing with Libra Corporation. From 1982 to 1985 Mr. Morris served as a Programmer for two Salt Lake City based corporations. Mr. Morris received his Bachelor of Science in Business Management from Brigham Young University in 1982.

         CHARLES D. CASCIO became a Director, of the Company in May of 1996. He had previously been engaged by the Company, from its inception, as a financial consultant. From late 1992 until July 1996 he was Chairman and President of Electro-Kinetic Systems, Inc., a publicly held company. From 1990 to late 1992, Mr. Cascio was employed as a full time marketing and financial consultant to John B. Canuso, Inc., a large privately held development, building and entertainment company located in New Jersey. From 1987 to 1990, he was a full time financial and marketing consultant to Drug Screening Systems, Inc., a publicly held manufacturer of drug screening systems to detect the presence of "drugs of abuse." From 1984 to 1987, Mr. Cascio managed a wholly and family owned sporting, entertainment and recreational facility, known as the Coliseum, located in Voorhees, NJ. Mr. Cascio holds a Bachelors Degree in Economics from Iona College.

         FRED LAPARO is a Director and Chief Executive Officer of Planet Access Network, Inc. Mr. LaParo was one of the original founders of Planet Access Networks, Inc. For approximately 10 years prior to founding Planet Access Networks, Inc., Mr. LaParo was a senior officer of ATI which provided technical training to Fortune 500 companies in data handling. Mr. LaParo received his Bachelor of Fine Arts from New York University in 1980 with post-graduate studies in interactive telecommunications.

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

         KENNETH A. MACK became Chief Financial Officer in December 29, 1999. Prior to joining the Company, Mr. Mack was the managing partner in the firm of Metsky, Mack & Associates, CPA's. Mr. Mack currently serves on the Board of Directors of Project Acorn as well as the Special Council Commission on Revenue and Expenditure for the township of West Orange, New Jersey. He holds a Bachelor of Science Degree in Business Administration with an Accounting Major from Bryant College. He has also authored numerous articles on accounting.

         GARY M. SCHLOSSER was elected a Director in August 1996. From August 1, 1994 until May 2000, Mr. Schlosser was the President and a director of Jefferson Bank of New Jersey. In May 2000 Mr. Schlosser became Senior Vice President at Commerce Bank, N.A. From October 1989 through July 1994 he was Executive Vice President of Glendale National Bank of New Jersey and prior thereto, from July 1988, he was President of Glendale Mortgage Services Corporation, a subsidiary of Atlantic Bancorporation. Mr. Schlosser received a Bachelor of Arts degree in history and business from the University of Colorado at Denver. Mr. Schlosser is a member of the Camden County Bankers Association and the South Jersey Security Bankers Association.

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

         RICHARD J. L. HERSON is a Director and former employee of The Translation Group. Mr. Herson served as the Chief Financial Officer from July 6, 1995, until August 31, 1997. From 1945 to 1974 Mr. Herson was a general partner in the firm of Hertz, Herson and Company, CPA's with offices in New York, and Charlotte. He is currently Secretary of the Bruner Foundation, where he directs its investment portfolio. He is also secretary/treasury of Electro-Kinetic Systems, Inc., a publicly held company. He holds a Bachelor's Degree from the City College of New York and a M.S. in Accounting from Columbia University. He has also authored numerous articles and a book on accounting. Mr. Herson retired as an employee in July 1999.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes the total compensation of the chief executive officer and the other most highly compensated officers whose salary is in excess of $100,000 for the fiscal year ending March 31, 2000.

                                                 SUMMARY COMPENSATION TABLE
==================== =========== ================= ============ ============== =====================================================
                                                                                                    Long Term Compensation
                                                                               -----------------------------------------------------
                                             Annual Compensation                          Awards                          Payouts
-------------------- ----------- --------------------------------------------- ----------------------------- -----------------------
                                                                Other       Restricted
Name and Principal                                             Annual          Stock          Stock      LTIP           All Other
Position                              Salary      Bonus        Compen-       Award(s)       Options/    Payouts     Compen-sation($)
                     Year(s)           ($)         ($)        Sation($)         ($)          SARS(#)      ($)
                     -----------  -----------  ----------- -------------   ----------- -------------- ----------    ----------------
Randy G. Morris -    2000(ii)     $ 44,387         -0-         -0-                          200,000
President and CEO    1999            N/A           N/A         N/A
                     1998            N/A           N/A         N/A
--------------------             -------------              -------------                                              -------------
Charles D. Cascio    2000         $110,877         -0-       $27,955(i)                     100,000
President and        1999         $108,058         -0-       $24,955
   CEO               1998         $106,775         -0-       $19,188
-------------------- ----------- ------------- ------------ ------------- -------------- -------------- -------------- -------------
John R. Toedtman
Chief Operating      2000         $103,861         -0-       $13,146(iv)                    100,000
Officer              1999(iii)    $ 46,154         -0-       $ 4,216
                     1998            N/A           N/A         N/A
-------------------- ----------- ------------- ------------ ------------- -------------- -------------- -------------- -------------
Fred LaParo          2000         $144,231         -0-        15,130(ix)                    244,000
CEO of Planet
Access Networks
-------------------- ----------- ------------- ------------ ------------- -------------- -------------- -------------- -------------
Jeffrey Cartwright   2000         $144,231         -0-        17,267(x)                     244,000
Vice President of
Planet Access
Networks
-------------------- ----------- ------------- ------------ ------------- -------------- -------------- -------------- -------------
Kenneth A. Mack      2000(v)      $ 32,700         -0-        $2,500(vi)                    157,500
   Chief             1999            N/A           N/A          N/A
   Financial         1998            N/A           N/A          N/A
   Officer

Theodora             2000         $133,843(vii)    -0-        $3,655(viii)                  100,000
Landgren             1999         $126,748(vii)    -0-        $5,309
   Chief             1998         $106,775         -0-        $9,000
   Operating Officer
==================== =========== ============= ============ ============= ============== ============== ============== =============

      (i) Consists of car allowance and related expenses totaling $10,608, medical reimbursement of $4,303, health insurance premiums of $5,522 and life insurance premiums of $6,655.
      (ii)   For the period from December 20, 1999 to March 31, 2000.
      (iii)  For the period October 1, 1998 to March 31, 1999.
      (iv) Consists of car allowance and related expenses totaling $5,824, health Insurance premiums of $5,522 and life insurance premiums or $1,800.
      (v)    For the period from August 29, 1999 to March 31, 2000.
      (vi)   Consists of car allowance of $2,500.
      (vii)  Consists of settlement agreement payments in lieu of salary.
      (viii) Consists of health insurance premiums of $2,655 and life insurance premiums of $1,000.
      (ix) Consists of car allowance and related expenses of $5,326, health insurance premiums of $6,125 and life insurance premium of $3,679.
      (x) Consists of car allowance of $7,463, health insurance premiums of $6,125 and life insurance premiums of $3,679.


EMPLOYMENT AGREEMENTS

         The Company entered into one-year employment agreement as of December 20, 1999 with its President and Chief Executive Officer, Randy G. Morris. Pursuant to the employment agreement, Mr. Morris receives a base salary of $150,000 per year. In addition, Mr. Morris received five-year options to purchase 200,000 shares of common stock exercisable at $2.00 per share which was fair market value on the date of grant, and a life insurance policy in the amount of $500,000 payable to the beneficiary of his choice. Finally, the Company agreed to reimburse Mr. Morris for the expense of relocating and agreed to make a $100,000 loan for a down payment on a house. The loan is due and payable upon the sale of his New Jersey home or employment termination, whichever occurs earlier.

         In April 2000 the Company and Charles Cascio terminated his prior employment agreement and entered into a new three-year employment agreement as a consultant to the Company's chief executive officer. The agreement, which provides for base compensation of $125,000 per year, will be extended upon the Company achieving cumulative gross financing of $4,000,000. In addition, Mr. Cascio will receive incentive compensation equal to 50% of his base compensation upon the Company meeting its operating goals, and a five-year options and warrants to purchase 200,000 shares, of which 100,000 will vest upon the Company achieving cumulative gross financing of $4,000,000.

         The Company has a three-year written employment contract dated as of October 1, 1998 with John Toedtman, for an annual base salary of $100,000 during each of the three years thereof, plus annual cost of living adjustments. Mr. Toedtman was also granted options to purchase 100,000 shares of the Company's common stock.

         The Company has four-year written employment contracts dated as of May 1, 1999 with Fred LaParo and Jeffrey Cartwright, the President and Vice President of Planet Access Networks, Inc. respectively. Pursuant to the employment agreement, Messrs. LaParo and Cratwright receive a base salary of $150,000 plus annual cost of living adjustments.

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

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon information supplied to the Company by its directors, officers and beneficial owners of at last 10% of the common stock, the Company believes that during the fiscal year ended March 31, 1999, all filing requirements under Section 16(a) applicable to its directors and executive officers were met except provide that Mr. Herson failed to file Form 4 relative to the disposition of certain of his shares to members of his family and to a foundation of which he is president.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's common stock, as of June 15, 2000, by (a) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of common stock, (b) each director and executive officer of the Company who owns shares and (c) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of common stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. The reported numbers and percentages include stock options and warrants which are currently exercisable or exercisable within 60 days of June 15, 2000 as required by Item 403 of Regulation S-B under the Security Exchange Act.

                                            COMMON STOCK            PERCENTAGE
NAME AND ADDRESS                        OWNED BENEFICIALLY           OF CLASS
----------------                        ------------------          ----------

Charles D. Cascio (1) (2)                   365,000                    9.1%
30 Washington Avenue
Haddonfield, NJ  08033

Theodora Landgren (3)                       477,000                    11.9%
1901 Walnut Street, Apt. 20E
Philadelphia, PA  19103

Richard J.L. Herson (4)                     133,500                    3.4%
270 Rocky Run Road
Glen Gardner, NJ  08826

Gary M. Schlosser (5)                       100,000                    2.6%
6 Ridgeview Court
Voorhees, NJ  08043

John R. Toedtman (6)                        150,00                      3.9%
3 Gold Mine Road
Flanders, NJ  07836

Frederick LaParo (7)                        581,666                    14.2%
3 Gold Mine Road
Flanders, NJ  07836

Jeff Cartwright (7)                         581,666                    14.2%
3 Gold Mine Road
Flanders, NJ  07836

Randy G. Morris (8)                          50,000                    1.3%
3 Gold Mine Road
Flanders, NJ  07836

Kenneth A. Mack (9)                         157,500                    4.0%
3 Gold Mine Road
Flanders, NJ  07836

Julius Cherny (10)                          300,000                    7.3%
4 Carter Lane
Monsey, NY  10952

Edouard Prisse (11)                         253,000                    6.6%
Rijksstraatweg 121B
1396 J J Baambruggle Netherlands

All Executive Officers and Directors
As a Group (12)                           2,596,332                    48.5%

         (1) Includes  100,000  currently   exercisable   warrants  and  100,000
             currently vested Stock options.
         (2) Does not include an aggregate of 144,000 shares owned by his adult independent Children. Mr. Cascio disclaims beneficial ownership of such shares.
         (3) Includes  100,000  currently   exercisable   warrants  and  100,000
             currently vested Stock options.
         (4) Includes 100,000 currently vested stock options.
         (5) Includes 100,000 currently vested stock options.
         (6) Includes 100,000 currently vested stock options.
         (7) Includes  46,000   currently   exercisable   warrants  and  244,000
             currently vested Stock options.
         (8) Includes 50,000 currently vested stock options.
         (9) Includes 157,500 currently vested stock options.
         (10) Includes 300,000 currently vested stock options.
         (11) Includes 50,000 currently vested stock options.
         (12)Includes 1,108,832 shares, 292,000 currently exercisable warrants, and 1,195,500 currently vested stock options owned by all executive officers and directors.

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

         Michael Cascio, Esquire, the son of Charles Cascio, Director and Consultant of The Translation Group, provided legal services to the Company for the fiscal years ended March 31, 2000 and 1999 valued at $44,100 and 49,000, respectively.

         The Company has entered into written employment agreements with certain of its officers. See "Executive Compensation."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed as a part of this Report or are incorporated herein by recipient.


EXHIBIT NO.           DESCRIPTION                                                                METHOD OF FILING
2.1                   Stock Purchase Agreement between the Stockholders of Planet Access         (1)
                      Networks, Inc., Planet Access Networks, Inc. and the Company, as
                      amended dated April 27, 1999 (the PAN "Stock Purchase Agreement")

2.2                   Amendment dated September 2, 1999 to the PAN Stock Purchase                Filed herewith
                      Agreement
2.3                   Amendment dated March 8, 2000 to the PAN Stock Purchase Agreement          Filed herewith

3.1                   Restated Certificate of Incorporation of the Company                       (2)

3.2                   By-laws of the Company                                                     (2)

3.3                   Certificate of Designation for Series A Preferred Stock                    Filed herewith

4.2                   Specimen Warrant Certificate                                               (4)

4.4                   Revised Form of Warrant Agreement                                          (5)

4.5                   Form of Revised Representative's Warrant Agreement                         (5)

4.6                   Form of Revised Representative's Warrant                                   (5)

10.1                  Lease Agreement between Bureau of Translation Services, Inc. and           (2)
                      J.C.G. Partnership dated January 18, 1995

10.2                  Employment Agreement between the Company and Charles D. Cascio             Filed herewith
                      dated as of April 10, 2000

10.3                  Employment Agreement between the Company and Randy G. Morris dated         Filed herewith
                      as of December 20, 1999

10.4                  The Translation Group, Ltd. 1995 Stock Option Plan                         (1)

10.9                  Employment Agreement between the Company and Jeffrey Cartwright            (1)
                      dated May 18, 1999

10.10                 Employment Agreement between the Company and Frederick LaParo              (1)
                      dated May 18, 1999


10.11                 Employment Agreement between the Company and John Toedtman dated           (1)
                      October 1, 1998

10.12                 Stock Pledge Agreement between the Company and various former              (1)
                      stockholders of Planet Access Network, Inc. dated May 18, 1999

10.13                 License Agreement between the Company and ESTeam AB dated April            (1)
                      15, 1999*

-------------------------

o Subject to confidential treatment request pursuant to Rule 24b-2 of the Exchange Act of 1934.

(1) Incorporated by reference to the Form 10-KSB for the fiscal year ended March 31, 1999.
(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 dated July 25, 1996 (Registration No. 333-8857) (the "Form SB-2").
(3) Incorporated by reference to Amendment No. 1 to the Company's Form SB-2
(4) Incorporated by reference to Amendment No. 2 to the Company's Form SB-2
(5) Incorporated by reference to Amendment No. 3 to the Company's Form SB-2

 (b)     REPORTS ON FORM 8-K.

         During the quarter ended March 31, 2000 the Company filed the following Reports on Form 8-K

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE TRANSLATION GROUP, LTD.


                                             By:   /S/ RANDY G. MORRIS
                                                --------------------------------
                                                Randy G. Morris, President


                                             Dated:  July 13, 2000


                                             By: /S/ KENNETH A. MACK
                                                --------------------------------
                                                Kenneth A. Mack, Chief Financial
                                                Officer


                                             Dated: July 13, 2000


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                       Title                              Date

/s/  Randy G. Morris            President, Chief Executive         July 13, 2000
---------------------------     Officer and Director
RANDY G. MORRIS

/s/ Charles D. Cascio           Director                           July 13, 2000
---------------------------
CHARLES D. CASCIO

/s/  Theodora Landgren          Director                           July 13, 2000
---------------------------
THEODORA LANDGREN

/s/  Richard J.L. Herson        Director                           July 13, 2000
---------------------------
RICHARD J.L. HERSON

/s/  Gary M. Schlosser          Director                           July 13, 2000
---------------------------
GARY M. SCHLOSSER

/s/  Fred LaParo                Director                           July 13, 2000
---------------------------
FRED LAPARO

/s/  John Toedtman              Director                           July 13, 2000
---------------------------
JOHN TOEDTMAN

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
The Translation Group, Ltd.

We have audited the accompanying consolidated balance sheet of The Translation Group, Ltd. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for each of the years in the period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all materials respects, the consolidated financial position of The Translation Group, Ltd. and subsidiaries as of March 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the two years ended March 31, 2000, in conformity with generally accepted accounting principles.



                                                             WISS & COMPANY, LLP


Livingston, New Jersey
June 26, 2000

                           THE TRANSLATION GROUP, LTD.
                                and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2000

 ASSETS
 Current assets:
   Cash and cash equivalents                                                        $ 1,700,080
   Accounts receivable, net of allowance for doubtful accounts of $27,000             2,429,155
   Work in process                                                                      319,823
   Loans and receivables from officers                                                   87,740
   Other current assets                                                                 235,622
                                                                                  -------------
 Total current assets                                                                 4,772,420

 Property and equipment, net of accumulated depreciation and
   amortization of $1,359,497                                                         2,666,185

 Excess of purchase price over fair value of net assets acquired, net of
   accumulated amortization of $509,964                                               3,937,586
 Loans and receivables from officers                                                    414,980
 Other assets                                                                           141,452
                                                                                  -------------

 TOTAL ASSETS                                                                      $ 11,932,623
                                                                                  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                $    626,750
   Notes payable                                                                          4,268
   Current maturities of long-term obligations                                           80,748
   Obligations under capital leases                                                       4,200
   Accrued liabilities                                                                  274,803
   Deferred income                                                                      492,196
   Deferred income taxes                                                                189,000
                                                                                  -------------
 TOTAL LIABILITIES                                                                    1,671,965

 Commitments and contingencies

 Preferred  stock  redeemable  at the  option of  purchasers,  $.001 par  value,
   1,000,000 authorized, 250,000 shares issued and outstanding, less
   subscriptions receivable of $500,000                                                 493,622

 Stockholders' equity:
   Common stock, $.001 par value, 15,000,000 shares authorized, 3,787,902
      shares outstanding, and 3,795,902 shares issued and to be issued                    3,796
   Additional paid-in capital                                                        11,473,011
   Retained earnings (deficit)                                                       (1,655,434)
   Common stock in treasury, 8,000 shares                                               (68,032)
   Accumulated other comprehensive income                                                13,695
                                                                                  --------------
 Total stockholders' equity                                                           9,767,036
                                                                                  --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 11,932,623
                                                                                  =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                                                         MARCH 31,        MARCH 31,
                                                                                           2000             1999
                                                                                           ----             ----
 Revenue                                                                               $   13,346,774   $   5,987,002
 Cost of revenue                                                                            8,714,821       4,832,359
                                                                                       --------------   --------------

 Gross profit                                                                               4,631,953       1,154,643

 Cost and expenses:
   Selling, general and administration                                                      2,724,005       1,864,721
   Research and development                                                                                   147,320
   Special projects and other costs                                                                           979,357
   Corporate administration                                                                 1,243,594         736,184
   Amortization of excess of purchase price over
    fair value of net assets acquired                                                         340,417          96,884
                                                                                              -------          ------
 Total                                                                                      4,308,016       3,824,466
                                                                                            ---------       ---------
 Income (loss) before other income (expense)                                                  323,937      (2,669,823)

 Other income (expense):
   Interest income                                                                             47,111         185,212
   Interest expense                                                                           (75,907)        (45,461)
   Amortization of compensatory warrants and finance charges (1)(2)                          (315,987)
   Foreign currency gains (losses)                                                                815         (14,774)
                                                                                                  ---         --------
                                                                                             (343,968)        124,977

 (Loss) income before provision for income taxes                                              (20,031)     (2,544,846)

 Provision (benefit) for income taxes                                                         168,378        (396,160)
                                                                                              -------        ---------
 Net (loss) income                                                                         $ (188,409)   $ (2,148,686)
                                                                                           ===========   =============


 Net (loss) income per common share outstanding (basic and diluted)                          $ (0.06)         $ (0.94)
                                                                                             ========         ========
 Weighted average shares outstanding                                                       2,965,805        2,278,340
                                                                                           =========        =========

[FN]
 (1) Includes $266,136 of amortization of deferred stock based interest expense
 (2) Includes $49,851 of amortization of deferred stock based public relations expense

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                                             UNEARNED                       ACCUMILATED
                                                                  ADDITIONAL PORTION OF                      OTHER         TOTAL
                                                    COMMON COMMON  PAID-IN COMPENSATORY RETAINED TREASURY COMPREHENSIVESTOCKHOLDERS'
                                                     SHARES  STOCK   CAPITAL   WARRANTS    EARNINGS   STOCK   INCOME      EQUITY
BALANCE AT MARCH 31, 1998                         2,278,340  $2,278  $6,051,985  $(225,000)  $ 681,661  $ -    $ 9,769   $6,520,693

  Amortization of unearned compensation                                            180,000                                  180,000

  Purchase of treasury stock, 8,000 shares                                                            (68,032)              (68,032)

  Foreign currency translation adjustment                                                                       12,157       12,157

  Net loss                                                -       -           -          -  (2,148,686)    -         -   (2,148,686)
                                                         --      --          --         --  -----------   --        --   -----------

BALANCE AT MARCH 31, 1999                         2,278,340   2,278   6,051,985    (45,000) (1,467,025)(68,032) 21,926    4,496,132

  Warrants issued in connection with financing
   arrangements and consulting agreement                                264,000   (264,000)

  Amortization of unearned compensation                                            309,000                                  309,000

  Shares issued in satisfaction of debt              25,000      25      74,975                                              75,000

  Adjustment of shares for acquisition of
    Word House                                      (35,000)    (35)   (209,965)                                           (210,000)

  Shares issued in connection with private
    placements                                      550,000     550   1,000,753                                           1,001,303

  Shares issued and issuable and warrants
    issued in connection with the acquisition
    of Planet Access Networks, Inc.                 634,668     635   2,813,494                                           2,814,129

  Shares issued with the exercise of warrants       342,894     343   1,477,769                                           1,478,112

  Foreign currency translation adjustment                                                                       (8,231)      (8,231)

  Net loss                                                -        -           -      -    (188,409)        -        -     (188,409)
                                                         --       --          --     --    ---------       --       --     ---------

BALANCE AT MARCH 31, 2000                        3,795,902  $ 3,796 $11,473,011    $ - ($1,655,434)  $(68,032) $ 13,695  $ 9,767,036
                                                 =========  ======= ===========   ==== ============  ========= ========= ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999



                                                  MARCH 31,         MARCH 31,
                                                   2000              1999
                                                   ----              ----

 Net loss                                       $ (188,409)     $ (2,148,686)

 Other comprehensive income (loss):
   Currency translation adjustment                  (8,231)           12,157
                                                -----------     ------------

 Comprehensive loss                             $ (196,640)     $ (2,136,529)
                                                ===========     =============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           THE TRANSLATION GROUP, LTD.
                                and Subsidiaries
                      Consolidated Statements of Cash Flow
                   For the years ended March 31, 2000 and 1999

                                                                                              MARCH 31,           MARCH 31,
                                                                                                2000                1999
                                                                                                ----                ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                                                   $ (188,409)         $ (2,148,686)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                              451,169               325,382
     Amortization of excess purchase price over fair value of net assets acquired               340,417               130,882
     Amortization of compensatory warrants                                                      309,657               180,000
     Foreign currency translation adjustment                                                     (8,231)               12,157
     Deferred income taxes                                                                       78,700              (218,172)
     Settlement agreement, net of payments                                                                            270,251
  Changes in operating assets and liabilities:
     Accounts receivable                                                                       (824,315)              326,779
     Work in process                                                                             70,957               346,917
     Other current assets                                                                       116,715              (205,962)
     Other assets                                                                               (44,143)              (22,261)
     Accounts payable                                                                            72,119               108,828
     Accrued liabilities and deferred income                                                    (93,365)               (3,034)
     Accrued income taxes                                                                             -               (31,954)
                                                                                      ------------------  --------------------

Net cash provided by (used in) operating activities                                             281,271              (928,873)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of subsidiary, net of cash acquired                                                 (895,567)
  Purchase of property and equipment                                                         (1,725,049)             (404,851)
  Investment in certificate of deposit                                                          106,540                (6,540)
  Loans and advances to officers                                                               (522,148)              (12,000)
  Investment in US Government obligations                                                            -              2,000,000
                                                                                      ------------------  --------------------

Net cash provided by (used for) investing activities                                         (3,036,224)            1,576,609

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                                  1,001,303
  Net proceeds from exercise of common stock warrants                                         1,478,112
  Net proceeds from notes payable                                                               475,000                46,672
  Financing costs                                                                                (6,378)
  Payments on long-term obligations                                                            (388,974)              (95,477)
                                                                                               ---------              --------

Net cash provided by (used in) financing activities                                           2,559,063               (48,805)

Net change in cash and cash equivalents                                                        (195,890)              598,931

Cash and cash equivalents, beginning of year                                                  1,895,970             1,297,039
                                                                                      ------------------  --------------------

Cash and cash equivalents, end of year                                                     $ 1,700,080           $ 1,895,970
                                                                                      ==================  ====================

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  ACTIVITIES:   Acquisition  of
  subsidiary on May 1, 1999:
     Fair value of assets acquired (other than cash)                                       $ 4,469,510
     Liabilities assumed                                                                       759,814
                                                                                               -------
                                                                                             3,709,696
     Less: common stock issued in connection with the acquisition                           (2,814,129)
                                                                                            -----------
     Net cash paid for acquisition                                                           $ 895,567
                                                                                             =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the year for:
     Interest                                                                          $       75,907      $       45,461
                                                                                      ==================  ====================
     Income taxes                                                                      $          500      $          359
                                                                                      ==================  ====================

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

In February 1997, the Company obtained an exclusive worldwide license and rights to use and sell know-how, apparatus, and methods pertaining to tools and systems developments based on a patent application by the Gedanken Corporation ("Gedanken"). Gedanken has been granted a United States Patent that describes apparatus and methods for translating words, phrases, and sentences from a source language to other target languages using advanced telecommunications and computer technologies. The original agreement has been modified as described in
Note 4.

Effective June 30, 1997, and as later amended, TTGL acquired all the issued and outstanding common stock of the companies that comprise the Word House Group (Word House) in exchange for 185,000 of its common shares, later adjusted to 150,000 common shares, and 200,000 additional common shares contingent on future earnings levels, of which 100,000 shares were issuable as of March 31, 2000.

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

As of May 1, 1999, the Company acquired all the issued and outstanding shares of Planet Access Networks, Inc. (Planet) for 416,668 shares of its common stock and cash in the amount of $900,000. In order to complete the transaction, the Company issued warrants to purchase 100,000 shares of its common stock on December 15, 1999, and 218,000 shares of its common stock on March 8, 2000. Planet is a digital communications solutions provider. Planet provides an integrated service offering consisting of strategic consulting, design of information architectures and user-interfaces and creation and customization of software necessary to implement digital communications solutions. Planet primarily uses Internet-based technologies to create digital communications solutions for the World Wide Web.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEARS

The Company's reporting year ends March 31. For purposes of reporting, fiscal year ended March 31, 2000 will also be referred to as the 2000 fiscal year; fiscal year ended March 31, 1999 will also be referred to as the 1999 fiscal year; and any reference to fiscal year ended March 31, 1998 will also be referred to as the 1998 fiscal year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of TTGL, BTS, Word House, and Planet. Planet's accounts are included from the date of its
acquisition  on  May  1,  1999.  All  significant   inter-company  accounts  and
transactions have been eliminated. Accordingly, the consolidated financial statements for the year ended March 31, 2000 and 1999 reflect the results of activities of all of these companies.

The Company has accounted for its acquisition of the Word House Companies under the purchase method of accounting, wherein the purchase price is allocated to the assets and liabilities as of the acquisition date based on estimated respective fair values. The excess of purchase price over fair values of net assets acquired is being amortized over fifteen years. Stockholders' equity as of March 31, 2000 includes issuable shares (see Note 11).

The Company has accounted for its acquisition of Planet Access Networks under the purchase method of accounting, where in the purchase price is allocated to the assets and liabilities as of the acquisition date based on estimated respective fair values. The excess of purchase price over fair value of net assets acquire is being amortized over ten years.

REVENUE RECOGNITION

Revenue  is  accounted  for  under  the  percentage  of  completion   method  of
accounting, whereby sales and costs are recognized as work on contracts progresses. Changes in estimates for revenue, costs and profits are recognized in the period in which they are determinable. Work in progress represents the excess of revenue recognized for financial reporting purposes over amounts contractually permitted to be billed to customers. Deferred revenue represents excess of amounts billed over revenue recognized for financial reporting purposes. Invoices are rendered based upon terms of the contract.

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

SFAS No. 2, together with FASB No. 86, accounting for research and development (R&D) costs, require that companies expense R & D until the research and development project has reached technological feasibility. The Company believes that these releases apply to its development of machine-translation computer systems and that such technological feasibility was achieved as at August 1, 1998. Accordingly, all expenditures to that point have been expensed as research and development and capitalized after that date (see Note 4). In this regard, the Company expensed $149,000 in fiscal 1999 and capitalized $1,199,027 and $180,000 for the years ended March 31, 2000 and 1999, respectively.

FOREIGN CURRENCY TRANSLATION

Statement of operations amounts have been translated using the average exchange rates in effect for each period. Gains and losses from foreign exchange transactions have been included in the Statements of Operations. Balance sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustment has been included in the foreign currency translation adjustment, as accumulated other comprehensive income.

EARNINGS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS) which requires dual presentation of basic and diluted EPS for all entities with complex capital structures on a retroactive basis. Basic (loss) per share is computed based upon the weighted average number of common shares outstanding during each year, shares contingently issuable under the Word House acquisition as described in Note 1, have been included. Diluted EPS gives effect to outstanding warrants and options using the treasury stock method. For fiscal 2000 and fiscal 1999, options and warrants were considered anti-dilutive and were excluded from the calculation of diluted EPS.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid debt instruments when purchased with a maturity of three months or less to be cash equivalents.

FINANCIAL INSTRUMENTS

Financial instruments include cash and equivalents, accounts receivable, other assets, loan receivable, notes and accounts payable, accrued expenses, deferred income, and long-term debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

CONCENTRATION OF CREDIT RISK

 Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and unsecured trade receivables. The Company maintains its cash balances in financial institutions some of which are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances at March 31, 2000 totaled approximately $1,396,000.

The Company grants unsecured credit to virtually all of its customers, with one individual customer comprising a concentrated risk (see Note 3 and 12).
Management believes that credit risk associated with accounts receivable is limited due to the Company's long standing relationships with the majority of its customers.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost net of depreciation and amortization. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the assets in place. Amortization of leasehold improvements is provided over the shorter of the lease term or the estimated useful life of the asset. Capitalized software included in property and equipment will be amortized when placed in service.

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

MARKETING AND ADVERTISING

Marketing and advertising costs are expensed as incurred. Such expenses approximated $54,600 and $223,000 for the years ended March 31, 2000 and 1999, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented: SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in financial statements; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way public business enterprises report information about operating segments in annual and interim financial statements. The Company considers that it operates in two industry segments and is reporting segment data in accordance with markets.

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

NOTE 3-SIGNIFICANT CUSTOMERS

For the year ended March 31, 2000, one customer accounted for 50% of revenues, in comparison to two customers that represented 20% and 11% of revenues for the year ended March 31, 1999.

The Company has experienced concentration of credit risk with regard to its accounts receivable as of March 31, 2000. One customer represented approximately 69% of the total accounts receivable (see Note 12).

NOTE 4-RESEARCH AND DEVELOPMENT

The Company expensed approximately $147,000 for the development of a machine-translation system during the year ended March 31, 1999. The goal for the design of machine tools, or systems, is to enhance the translation/localization (production) process. The Company considers that technological feasibility was achieved as at August 1, 1998, and subsequent payments to the Gedanken Corporation, in the amount of $324,591 and $180,000 were capitalized for the years ended March 31, 2000 and 1999, respectively.

In February 1997, the Company obtained an exclusive worldwide license and rights to use and sell know-how, apparatus, and methods pertaining to tools and systems developments based on a patent application by Gedanken. By assignment from Dr. Julius Cherny, Gedanken applied for a United States Patent that describes apparatus and methods for translating words, phrases, and sentences from a source language to other target languages using advanced telecommunications and computer technologies. The Company is obligated to pay royalties on all revenues generated that use in whole or part the patent rights and know-how. The Company has the right to stop funding at specified times or accomplishment periods. The Company has agreed to pay Gedanken $750,000 for a translation/ localization system (that includes a specific topic builder, general topic dictionary, quality control, and alignment tools) at the rate of $20,000 a month through December 15, 1998, and at the rate of $40,000 a month thereafter; the original arrangement of $20,000 per month has been verbally extended through September 30, 2000.

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

In consideration of the worldwide license, TTGL has agreed: to pay royalties on sales of any application; to pay EST a minimum of $50,000 per month towards EST's operating expenses for two years; and will provide certain development funding in addition to the $50,000 minimum. During the year ended March 31, 2000, payments in the amount of $874,436 were capitalized by the Company.

In addition, TTGL will grant stock options to four employees of EST, aggregating 102,000 shares of its common stock at a price of $3.50 per share, when certain levels of sales are reached. Such options are subject to the provisions of TTGL's 1995 Stock Option Plan and will vest with the grantees based upon the achievement of revenues by TTGL from the development work of EST.

NOTE 5-PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                  MARCH 31, 2000  AVERAGE USEFUL
                                                                    LIFE(Years)
Equipment (includes $520,000 pledged as
           collateral for bank notes payable)         $1,582,306         5
Software                                                 481,130         5
Equipment and software under license                   1,540,701         5
Office condominium                                       245,182        20
Furniture & fixtures                                     111,986         5
Vehicles                                                  23,269         3
Leasehold improvements                                    41,108         5
                                                      ----------
Total                                                  4,025,682
Less: accumulated depreciation and amortization        1,359,497
                                                       ---------
Net property and equipment                            $2,666,185
                                                      ==========



For the years ended March 31, 2000 and 1999, depreciation and amortization expenses were $420,461 and $258,880, respectively.


NOTE 6-RELATED PARTY TRANSACTIONS

Due from the Company's chief executive officer (CEO) is a loan of $31,000. This represents the first installment of a $100,000 interest free loan in connection with his relocation. The loan is due and payable upon the sale of his New Jersey home or employment termination, whichever occurs earlier.

Due from the Company's former chief executive officer (CEO) is a loan of $170,220 (which includes accrued interest at the rate of 6% per annum) that is collateralized by 20,000 of such individual's shares of the Company's common stock.

Due from the chief executive officer (CEO) of Planet is a loan of $150,000 dated March 31, 2000 at an interest rate of 6% per annum.

Due from a vice president of Planet is a loan of $150,000 dated March 31, 2000 at an interest rate of 6% per annum.

In April, 1998, the Company settled the outstanding employment contract and loan account with its former chairperson and chief operating officer for approximately $360,000 (which includes legal fees) and the return of 8,000 shares of its common stock. It was deemed that $275,000 of the settlement was a period expense and the balance a deferred consulting fee.

The Company has retained a former officer and son of the Company's CEO as outside legal counsel; fees were $44,100 in fiscal 2000 and $49,000 in fiscal 1999. A former officer and a current director received $26,851 in fiscal 1999.

Gedanken, a company controlled by Dr. Julius Cherny, was paid $240,000 by the Company during both fiscal 2000 and fiscal 1999 for the computer translation system that Gedanken is developing (see Note 4 relative to the accounting for such payments).

NOTE 7-DEBT

Word House has a bank net overdraft facility of up to $150,000, which is collateralized by cash, accounts receivable, and equipment. The bank has also issued a letter of credit for the account of Word House in the amount of $50,000 as a security deposit.

NOTE 8-INCOME TAXES

As of March 31, 2000 and 1999 other current assets include approximately $22,000 and $112,000 respectively of claims for income taxes paid in prior periods as a result of carry back of operating losses.

The provision (benefits) for taxes on earnings for the years ended March 31, consist of:

                                       2000                  1999
                                       ----                  ----

          Current
               Federal                 $     -           $(112,000)
               State                         -                  -
               Foreign                       -                  -
                                        -------           --------
                                             -            (112,000)
                                        =======          =========
          Deferred
               Federal                   36,000           (224,000)
               State                    133,000                  -
               Foreign                        -            (60,000)
                                       --------           --------
                                       $169,000          $(396,000)

The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income (loss) before income taxes. The items causing this difference are as follows:

                                                          2000           1999
                                                          ----           ----

  Tax expense (benefit) at U.S. statutory rate         $(100,000)     $(865,000)
  Non-deductible expenses:
       Amortization of goodwill                          116,000         33,000
       Amortization of stock based expenses              107,000
       Other                                              10,000         29,000
  State income taxes net of federal  benefit              88,000
  Change in valuation allowance for:
       Use of prior year net operating loss             (233,000)
       Unavailibility of foreign loss for carryback      181,000         75,000
       Unavailibility of U.S. net operating loss
                                   for carryback               -        332,000
                                                       ---------      ---------
                                                       $ 169,000      $(396,000)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, are as follows:
                                                            2000          1999
                                                            ----          ----

 Deferred tax assets:
      Net operating tax loss carry forward               $(388,000)   $(366,000)
      Less:  valuation allowance                                 -      100,000

 Deferred tax liability:
      Difference in basis of assets due to use of the
                  cash method for income tax purposes      463,000      266,000
      State deferred tax net of federal benefit            114,000         -
                                                          ---------    --------
                                                         $ 189,000     $   -
                                                         ==========    ========

Net operating loss carry-forwards:

The Company has US Federal and State operating loss carry forwards and deferred tax assets of approximately $900,000 that expire over the ensuing period of twenty years.

The Company has foreign net operating loss carry-forwards of approximately $473,000 that expire as follows:

             Year Ending
               MARCH 31,                                AMOUNT
               ---------                                ------
                  2001                                $ 10,000
                  2003                                  67,000
                  2004                                 226,000
                                                       -------
                                                       303,000
           Net operating losses that do not expire     170,000
                                                       -------
           Total                                      $473,000
                                                      ========

The deferred tax asset of approximately $600,000 has been offset by a 100% valuation allowance because of the uncertainty of its realization.

NOTE 9-PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock and has issued 250,000 shares of convertible preferred stock at March 31, 2000. Holders of the preferred shares are entitled to receive cumulative cash dividends at the annual rate of 8% payable quarterly. The shares are convertible at any time during the five year period ending March 31, 2005, in whole or in part at a price of $4.00 per share. The preferred stock can be redeemed by the holder at face value, at the end of five years.


NOTE 10-STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

In October 1996, the Company adopted a Stock Option Plan (the "Plan") that provides for a maximum of 2,500,000 shares of common stock to be issued in connection with such plan. The Plan was amended at the annual meeting of stockholders on September 28, 1999. The price payable for the shares of common stock under incentive stock options must be not less that 100% of the fair market value at the time the option is granted (and 110% if the person granted such option owns more than 10% of the outstanding shares of the common stock). Additionally, under the Plan, participants may be granted stock appreciation rights (SAR). SARs consist of rights to receive either cash or shares of common stock equal to the amount by which the value of such shares of common stock on the date the SAR is exercised exceeds the per share option price. No SARs have been granted. Options granted under this Plan expire ten years from date of grant, for non-affiliated persons and five years for a 10% owner.

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

The following is a schedule of the status of options granted under the Company's stock option plan:

                                                                Weighted Average
                                                                 Exercise Price
                                               OPTIONS             PER SHARE

    Outstanding at March 31,1996                  -0-
        Granted                                  700,000              $6.17
                                               ---------              -----

    Outstanding at March 31, 1997                700,000               6.17
        Granted                                  599,000               4.75
        Exercised                                 (2,000)              6.00
        Cancelled                               (100,000)              6.00
                                               ----------              ----

    Outstanding at March 31, 1998              1,197,000              $5.47
                                               ----------             -----

        Granted                                  495,000               4.99
        Cancelled                               (263,000)              5.75
                                                ---------              ----

    Outstanding at March 31, 1999              1,429,000              $5.25
                                               ---------              -----

        Granted                                1,627,500               3.15
        Cancelled                               (599,500)              4.69
                                                --------               ----

    Outstanding at March 31, 2000              2,457,000              $4.00
                                               =========              =====




Exercisable at March 31, 2000                    403,750              $5.41
                                                 =======              =====
Exercisable at March 31, 1999                    852,300              $5.37
                                                 =======              =====
Exercisable at March 31, 1998                    409,200              $5.12
                                                 =======              =====

As of March 31, 2000, the Company has 41,000 options available to grant under the Plan.

As of March 31, 2000 for each of the following classes of options as determined by the range of exercise price, the following information regarding weighted-average exercise prices and weighted-average remaining contractual lives of each class is as follows:

                                        Weighted Average          Number of       Weighted Average
  Number           Weighted Average     Remaining Contract Life   Options         Exercise Price of
  Of               Exercise Price Of    of Outstanding Options    Currently       Options Currently
  OPTIONS          Options              (YEARS)                   Exercisable     Exercisable
 --------          -----------------    -----------------------   ------------    -----------------
  125,000           $2.22               9.67
   15,000            2.25               9.44
  397,500            2.31               8.45
    5,000            2.54               9.71
   10,000            2.75               9.53
  607,500            3.00               9.52
   10,000            4.00               8.75                          2,500           $4.00
  100,000            4.06               4.25
  420,000            4.50               7.95                        155,000            4.50
  335,000            5.00               9.32                         62,500            5.00
  222,000            6.00               3.21                         81,250            6.00
  210,000            6.60               6.78                        102,500            6.60
  -------          ------               ----                        -------            ----
2,457,000           $4.00               8.03                        403,750           $5.41
=========           =====               ====                        =======           =====


The pro forma information regarding net (loss) and (loss) per share as required by SFAS No. 123, has been determined as if the Company had been accounting for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        MARCH 31,
                                               1999     ---------       2000
                                               ----                     ----

Range of risk free interest rates           6.10% - 6.30%          6.10% - 6.30%
Dividend yield                              0%                     0%
Volatility factor                           158%                   64%
Expected life of options (in years)         8                      8


The weighted average fair value of options granted was $2.57 for the year ended March 31, 2000 and $4.91 for the year ended March 31, 1999. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, for traded shares, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. For purposes of pro forma disclosures, the estimated fair value of the options granted in fiscals 2000 and 1999 is amortized to expense over the options' average vesting period. The Company's pro forma information follows:

                                                     YEAR ENDED MARCH 31
                                                 2000                  1999
                                                 ----                  ----

          Pro forma loss                    $(2,649,411)            $(3,063,591)
                                            ============            ============

          Pro forma loss per share          $ (.89)                 $  (1.35)
                                            ========                =========


The pro forma disclosures presented above for fiscals 2000 and 1999, respectively, reflect compensation expense only for options granted in fiscals 2000 and 1999. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

WARRANTS

Pursuant to its Initial Public Offering ("IPO") in December 1996, the Company sold 1,840,000 warrants. There were also 300,000 warrants outstanding to shareholders given in consideration of their give-back of common shares to the Company in connection with the IPO. Each warrant entitled the registered shareholder to purchase one share of common stock at an exercise price of $6.20 per share for a period of three years beginning December 1996. There is a current registration statement in effect covering the exercise of these warrants.

The Company also granted the underwriters, of its IPO, rights to purchase 60,000 shares of the Company's common stock at an exercise price of $7.80 per share and 160,000 warrants at an exercise price of $.26 per warrant and in turn, an exercise price for the stock of $7.80 per share, the former of which expires on December 2, 2001, and the later of which expired on December 2, 1999. In connection with the Company's earlier private placement, additional stock warrants were issued to purchase 40,000 shares of the Company's common stock at a price of $1.50 per share that expires on January 17, 2001.

During the year ended March 31, 2000, the Company issued 598,250 warrants, with exercise prices ranging from $2.00 to $6.00 that expire over the next 5 years valued at $315,987 for financing arrangements and a consulting agreement. The Company also issued 100,000 warrants at an exercise price of $2.39 on December 15, 1999 in connection with the purchase of Planet Access Networks, Inc.

During the year ended March 31,1998, the Company issued 20,000 warrants valued at $40,000 for consulting fees and also gave an option to a consultant for three years and an additional three years by mutual consent for 100,000 warrants at the then market price of $.80 per warrant and a price of $4.50 per common share. The term of the warrant overlays the option period. The Company valued the warrants at $225,000 and services are to be provided from April 1, 1998 to June 30, 1999; the costs are being amortized over the period of fifteen months during which the services were to be performed.

Effective December 2, 1999, the Company extended the warrants until July 2, 2000, with a concomitant reduction in the exercise price to $5.12 and again extended the warrants, effective July 2, 2000 to December 31, 2000. The current exercise price is $4.35 per warrant.


     Outstanding warrants consist of the following:

          Issued in connection with the Initial
          Public Offering                                       2,140,000
                                                                ---------
               Balance at March 31, 1997                        2,140,000
                  Granted                                          20,000
                  Exercised                                       (13,340)
                                                                ---------
               Balance at March 31, 1998                        2,146,660
                                                                ---------
               Balance at March 31, 1999                        2,146,660
                                                                ---------
                  Granted
                  Exercised                                      (292,600)
                                                                ----------
            Balance at March 31, 2000                           1,854,060
                                                                =========

The above outstanding warrants do not include the warrants described above relating to the Company's underwriters' options to acquire 260,000 warrants and for the option to acquire 100,000 warrants issued to the consultant.

NOTE 11-COMMITMENTS AND CONTINGENCIES

(A) Employment Contracts

The Company has employment contracts with its chief executive officer, former chief executive officer, its chief operating officer, and the president and vice president of one of its subsidiaries that expire December 2000, April 2003, September 2001and April 2003. Aggregate remaining compensation and benefits under such contracts approximate $1,508,000.

(B) Rent

The Company has operating leases for its production facilities and office space. Aggregate minimum future annual rental payments are as follows:

                     Year Ending
                      MARCH 31,                    TOTAL
                      --------                     -----


                        2001                    $   452,000
                        2002                        388,674
                        2003                        291,915
                        2004                        195,564
                        2005                         65,188
                                                 ----------
                       Total                     $1,393,341
                                                 ==========


Rent expenses from fiscal years 2000 and 1999 were $324,908 and $196,707 respectively.

(C) Other matters and Litigation

The Company has been sued by a stockholder who is seeking monetary damages, specific performance, equitable relief and costs in the amount of $3,000,000. The Company and its counsel believe that there is a substantial likeliness that the defendants will prevail in this matter.

NOTE 12-ACQUISITIONS AND RECENT AGREEMENTS

ACQUISITION OF PLANET ACCESS NETWORKS, INC.

As of May 1, 1999, the Company acquired all the issued and outstanding shares of Planet for 634,668 shares of its common stock and cash in the amount of $900,000. The transaction has been accounted for as a purchase. The excess of the estimated fair value of common shares, over the underlying fair values of the net assets acquired, together with the costs of the transaction have been recorded as excess of purchase price over fair value of net assets acquired (Excess), and is being amortized over a 10 year period.

The purchase price was recorded as follows:

            Current assets                                           $  817,501
            Property and equipment (net)                                353,878
            Excess of cost over fair value of assets acquired         3,366,053
                                                                      ---------
                     Total assets                                     4,537,432
            Liabilities                                                (759,814)
                                                                     -----------
                     Total cost of acquisition                       $3,777,618
                                                                     ==========

   Stock issued - 634,668 shares                                     $3,689,829
   Acquisition costs                                                     89,789
                                                                        -------
   Purchase price                                                    $3,777,618
                                                                     ==========

The condensed unaudited pro forma information of the Company for the years ended March 31, 2000 and 1999 are presented as if the acquisition had occurred on April 1, 1998 and 1999. The pro forma information is not necessarily indicative of the results that would be recorded had the acquisition occurred on these dates, nor is it indicative of the Company's future results:

                                                           PRO FORMA
                                                       YEAR ENDED MARCH 31,
                                                     1999               2000

              Revenue                            $13,874,289         $8,986,203
              Net loss                              (190,363)        (1,903,957)
              Loss per share                            (.06)              (.65)
              Weighted average shares              2,965,805          2,913,008


BRANDWISE, LLC AGREEMENT

On June 29, 2000, Planet Access Networks, Inc. and Brandwise, LLC (Brandwise) executed an agreement to satisfy the outstanding accounts receivable balance due Planet from Brandwise in the amount of $1,042,349 as of March 31, 2000. The agreement called for a cash payment of $32,000 which was received on June 29, 2000. Additionally, the agreement called for the title transfer of equipment and software from Brandwise to Planet. The equipment and software was valued in excess of the receivable and was owned by Brandwise, but was already in the possession of Planet.

SEASIDE PARTNERS, L.P. AGREEMENT

On May 29, 2000, the Company sold 909,091 shares of its common stock for $2.75 per share for a total of $2,500,000 through a private placement with Seaside Partners, L.P. The $2,500,000 consideration given to the Company by Seaside
Partners, L.P was $300,000 in cash, a $500,000 promissory note due in 90 days with interest at the rate of 8% per annum and 433,783 shares of common stock of Sedona Corp. with a fair market value of at least $1,700,000 on the date thereof. The agreement provides for an adjustment to the fair market value of the Sedona Corp. common stock should it not equal the $1,700,000. The Company would liquidate the said shares in open market transactions in a commercially reasonable fashion. To the extent that the proceeds from the sale exceed $1,700,000, the Company will promptly remit the excess proceeds to Seaside Partners, L.P. To the extent that the proceeds are less than $1,700,000, the investor will promptly remit the difference to the Company.

NOTE 13-SEGMENT OPERATIONS

The following summarizes information about the Company's business segments. Translation/localization is in Japanese, Chinese, and other languages of the Asian rim, as well as European languages and Canadian French. The sales of BTS originate in the United States to domestic and foreign customers. The sales of Word House originate in Europe and are almost entirely in Dutch, French and other European languages.

Financial information that can be classified by the segments of the Company is as follows (stated in thousands):


                                                             2000        1999
                                                             ----        ----
         Translation/localization (United States):
                  Revenue                                  $1,348       $3,115
                  Intercompany revenue                          -            -
                  Interest income                               1            6
                  Interest expense                             (3)         (11)
                  Intercompany interest

                  Depreciation and amortization                144         132
                  Provision for income taxes                     1        (339)
                  Total assets                                 589       1,195

         Translation/localization (Europe):
                  Revenue                                  $3,096       $3,029
                  Intercompany revenue                        (92)        (158)
                  Interest income                                           20
                  Interest expense                            (51)         (52)
                  Intercompany interest                       (31)         (18)
                  Depreciation and amortization                93          117
                  Provision for income taxes                               (57)
                  Total assets                              1,051        1,234

         Internet and web-site development:
                  Revenue                                  $9,006
                  Intercompany revenue                        (11)
                  Interest income                               1
                  Interest expense                             (1)
                  Depreciation and amortization               193
                  Provision for income taxes                  168
                  Total assets                              3,440

         Parent:
                  Revenue                                  $1,283       $  540
                  Intercompany revenue                     (1,283)        (540)
                  Interest income                              76          177
                  Intercompany interest                        31           18
                  Interest expense                            (53)
                  Depreciation and amortization               316           93
                  Provision for income taxes
                  Total assets                              6,853        3,707

NOTE 13- NEW PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and hedging activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years begining after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company does not expect the implementation of this pronouncement to have a material effect on its consolidated financial statements.