Form 10QSB
period 2000-06-30
TRANSLATION GROUP LTD
filed 2000-08-15
CIK 1019356

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period of Three Months Ended June 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition
Period From                             to

Commission file number  000-21725

                           The Translation Group, Ltd.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                23-3382869
---------------------------------                           --------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

       30 Washington Avenue
          Haddonfield, NJ                                             08033
----------------------------------------                              -----
(Address of principal executive offices)                           (Zip Code)


Indicated by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      YES X      NO
                                                  ---       ---

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

Common Stock, .001 Par Value-Issued 4,740,149 shares as of June 30, 2000.

================================================================================

                                      Index


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed consolidated balance sheets - June 30, 2000 (Unaudited) and March 31, 2000

         Condensed consolidated statements of operations - Three months ended June 30, 2000 and 1999 (Unaudited)

         Condensed consolidated statements of comprehensive income - Three months ended June 30, 2000 and 1999 (Unaudited)

         Condensed consolidated statements of cash flows - Three months ended June 30, 2000 and 1999 (Unaudited)

         Notes to condensed consolidated financial statements - June 30, 2000 (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION


Item 1.  Legal Proceeding

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports of Form 8-K


Signatures

                           The Translation Group, Ltd.
                                and Subsidiaries
                           Consolidated Balance Sheets
                        June 30, 2000 and March 31, 2000

                                                                                   June 30,       March 31,
                                                                                    2000            2000
                                                                                    ----            ----
 ASSETS
 Current assets:
   Cash and cash equivalents                                                    $  2,505,949    $  1,700,080
   Accounts receivable, net of allowance for doubtful accounts
    of $27,000                                                                       883,670       2,429,155
   Work in process                                                                   334,522         319,823
   Investments                                                                       427,555
   Loans and receivables from officers                                                56,740          87,740
   Other current assets                                                              373,155         235,622
                                                                                ------------    ------------

 Total current assets                                                              4,581,591       4,772,420

 Property and equipment, net of accumulated depreciation and
   amortization of $1,515,006 and $1,359,497, respectively                         4,313,730       2,666,185

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $610,209 and $509,964, respectively                  3,769,489       3,937,586
 Loans and receivables from officers                                                 501,073         414,980
 Other assets                                                                        137,982         141,452
                                                                                ------------    ------------

 TOTAL ASSETS                                                                   $ 13,303,865    $ 11,932,623
                                                                                ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                             $    489,378    $    626,750
   Notes payable                                                                     144,265           4,268
   Current maturities of long-term obligations                                        58,551          80,748
   Obligations under capital leases                                                      997           4,200
   Accrued liabilities                                                               474,928         274,803
   Deferred income                                                                   399,352         492,196
   Deferred income taxes                                                             189,000         189,000
                                                                                ------------    ------------

 TOTAL LIABILITIES                                                                 1,756,471       1,671,965

 Commitments and contingencies

 Preferred stock  redeemable at the option of the  purchasers,  $.001 par value,
   1,000,000 authorized, 250,000 shares issued and outstanding, less
   subscriptions receivable of $500,000 at March 31, 2000                            959,747         493,622

 Stockholders' equity:
   Common stock, $.001 par value,  15,000,000 shares  authorized,  4,732,149 and
    3,787,902 shares outstanding, respectively, and 4,740,149 and
    3,795,902 shares issued and to be issued, respectively                             4,740           3,796
   Additional paid-in capital                                                     14,040,666      11,473,011
   Retained earnings (deficit)                                                    (2,796,707)     (1,655,434)
   Common stock in treasury, 8,000 shares                                            (68,032)        (68,032)
   Subscription receivable                                                          (500,000)
   Accumulated other comprehensive income                                            (93,020)         13,695
                                                                                -------------     ----------

 Total stockholders' equity                                                       10,587,647       9,767,036
                                                                                ------------      ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 13,303,865    $ 11,932,623
                                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                           The Translation Group, Ltd.
                                and Subsidiaries
                        Consolidated Statements of Operations
                For the three months ended June 30, 2000 and 1999

                                                                                            June 30,         June 30,
                                                                                              2000            1999
                                                                                              ----            ----
 Revenue                                                                                   $ 1,977,405        $ 1,876,295
 Cost of revenue                                                                             1,854,264          1,297,705
                                                                                          ------------       ------------

 Gross profit                                                                                  123,141            578,590

 Cost and expenses:
   Selling, general and administration                                                         790,871            578,079
   Research and development                                                                                        39,980
   Corporate administration                                                                    369,527            340,209
   Amortization of excess of purchase price over fair value of
    net assets acquired                                                                        100,245             69,454
                                                                                          ------------       ------------
 Total                                                                                       1,260,643          1,027,722
                                                                                          ------------       ------------

 (Loss) income before other income (expense)                                                (1,137,502)          (449,132)

 Other income (expense):
   Interest income                                                                              14,069             25,948
   Interest expense                                                                            (17,293)           (27,476)
   Foreign currency gains (losses)                                                                (985)             1,588
                                                                                          ------------       ------------
                                                                                                (4,209)                60
                                                                                          ------------       ------------

 (Loss) income before provision for income taxes                                            (1,141,711)          (449,072)

 Provision for income taxes                                                                    (20,438)                -
                                                                                          ------------       ------------

 Net (loss) income                                                                          (1,121,273)          (449,072)
                                                                                          =============      =============

 Net (loss) income per common share outstanding (basic and diluted)                           $ (0.27)            $ (0.18)
                                                                                              ========            ========

 Weighted average shares outstanding                                                        4,208,884           2,524,810
                                                                                          ===========          =========





          See accompanying notes to consolidated financial statements.

                           The Translation Group, Ltd.
                                and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                For the three months ended June 30, 2000 and 1999



                                                    June 30,        June 30,
                                                     2000             1999
                                                     ----             ----

 Net (loss) income                               $ (1,121,273)      $ (449,072)

 Other comprehensive income (loss)
   Currency translation adjustment                    (93,020)        (40,163)
                                                 -------------      -----------

 Comprehensive income (loss)                     $ (1,214,293)      $ (489,235)
                                                 =============      ===========








          See accompanying notes to consolidated financial statements.

                           The Translation Group, Ltd.
                                and Subsidiaries
                      Consolidated Statements of Cash Flow
                For the three months ended June 30, 2000 and 1999

                                                                                           June 30,         June 30,
                                                                                            2000              1999
                                                                                            ----              ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net (loss) income                                                                      $ (1,121,273)     $ (449,072)
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                             163,009          96,640
    Amortization of excess purchase price over fair value of net assets acquired              100,245          69,454
    Amortization of discount on acquisition note payable                                                       11,690
    Amortization of compensatory warrants                                                                      45,000
    Foreign currency translation adjustment                                                  (106,715)        (40,163)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                       503,136         333,411
    Work in process                                                                           (14,699)        195,208
    Other current assets                                                                     (137,533)        (59,142)
    Other assets                                                                               (4,030)         11,317
    Accounts payable                                                                         (137,372)       (115,653)
    Notes payable                                                                             139,997        (220,098)
    Accrued liabilities and deferred income                                                   107,281        (186,732)
                                                                                             --------        ---------

Net cash provided by (used in) operating activities                                          (507,954)       (308,140)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment                                                         (692,853)       (243,422)
  Acquisition costs, net of cash purchased of $67,922                                                          (4,328)
  Investment in certificate of deposit                                                                         (5,778)
  Loans and advances to officers                                                              (55,093)        (61,000)
                                                                                              --------        --------

Net cash provided by (used for) investing activities                                         (747,946)       (314,528)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                                2,107,169          75,000
  Payments on long-term obligations                                                           (25,400)        (23,553)
  Preferred dividends declared                                                                (20,000)
                                                                                              --------       --------

Net cash provided by (used in) financing activities                                         2,061,769          51,447

Net increase (decrease) in cash and cash equivalents                                          805,869        (571,221)

Cash and cash equivalents, beginning of period                                              1,700,080       1,895,970
                                                                                           ----------       ---------

Cash and cash equivalents, end of period                                                  $ 2,505,949     $ 1,324,749
                                                                                          ===========     ===========
Non-Cash Investing Activities
     Additions of property and equipment were acquired through the exchange of an accounts receivable of $1,042,349.

Non-Cash Finance Activities
     The Company issued 337,293 shares of common stock at $2.75 per share in exchange for a note receivable of $500,000 and securities investment of $427,555

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
     Interest                                                                               $  17,293       $  27,476
                                                                                            =========       =========
     Income taxes                                                                           $       -       $     500
                                                                                            =========       =========

          See accompanying notes to consolidated financial statements.

                          The Translation Group, Ltd.
                               and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                           June 30, 2000 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of The Translation Group, Ltd., Bureau of Translation Services, Inc., Word House and Planet Access Networks, Inc. (from the date of acquisition on May 1, 1999). These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

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

The condensed consolidated statements of operations for the three month period ended June 30, 1999 includes the operations of Planet for the period from May 1, 1999 to June 30, 1999. Had the Company acquired Planet as of April 1, 1998, the net loss and earnings per share would have been $(326,255) and $(.13), respectively, for the three months ended June 30, 1999. Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended March 31, 2000, Form 10-KSB.


NOTE B - EARNINGS PER SHARE

For the purpose of computing earnings per share, average shares outstanding during the three months ended June 30, 2000 and 1999 was 4,208,884 and 2,524,810 respectively. In addition, there are outstanding common stock options of 2,457,000 shares at an average price of approximately $4.00 per share and 2,652,310 warrants to purchase common stock of the Company at an average price of approximately $4.35 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.


NOTE C - CAPITAL RESOURCES

On May 8, 2000, the Company sold 909,091 shares of its common stock for $2.75 per share for a total of $2,500,000 through a private placement with Seaside Partners, L.P. The $2,500,000 consideration given to the Company by Seaside Partners, L.P. was $300,000 in cash, a $500,000 promissory note due in 90 days with interest at the rate of 8% per annum and 433,783 shares of common stock of Sedona Corp. with a fair market value of at least $1,700,000, on the date thereof. The Company liquidated the said shares in open market transactions.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the material contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. For the purpose of the safe harbor provisions for forward-looking statements of the Private Securities Litigation Reform Act of 1995, readers are urged to review the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000 for a list of certain important factors that may cause actual results to materially differ from those described below.


OVERVIEW AND STRATEGY

The Company is positioning itself to become a leading supplier of multi-lingual products and solutions via the Internet. Since inception, the Company has acquired two translation companies, an Internet solutions provider, and has licensed two unique, advanced translation systems. The goal is to completely integrate the existing services of each business unit while expanding the globalization capabilities in targeted market segments. To this end, the Company successfully launched a new brand and trade name, InSage, during the first quarter. InSage blends all three operating units and focuses its efforts on developing Internet-based, multi-lingual solutions for new and existing customers.

The Company is developing unique computer-based language translation systems and language tools with Gedanken, Inc. and ESTeam AB, with whom the Company has exclusive and worldwide distribution rights. These automated language systems are specifically designed to provide significant advantages in terms of time to market, quality and cost. Management believes that its systems are capable of performing language translations with very high "first-pass" accuracy within specified domains of texts, unlike the majority of its competitors.

The Internet has significantly improved the distribution of software and other products, and information and products are now instantly available globally. This capability for many different industries has created the need to have products and product information translated into local languages. To satisfy this growing need for multilingual web solution, the Company has accelerated its integration efforts and development of enhanced technology to enable timely and effective solutions, thus giving the Company the opportunity to be first and best in an emerging market. In order to achieve these goals, the Company made strategic decisions to terminate significant customer relationships which were consuming resources and to redirect those resources to technology developement, which led to substantial losses in the first quarter ended June 30, 2000. In spite of these losses, the Company's net worth increased, due to the successful completion of equity financing in the period ended June 30, 2000.

Now that the first quarter is complete, management believes its strategy was the right thing to do and feels fortunate that the right set of circumstances presented itself such that the efforts detailed above were allowed to happen sooner than initially anticipated. As reported in Annual Report on Form 10-KSB, a large customer, brandwise.com, ceased being a customer at the end of the fourth quarter at our request. At that time, brandwise.com represented more than 50% of our revenue and consumed a similar amount of resources. brandwise.com requested an even larger share of our available resources in order to continue doing business with them. Company management made a very difficult decision to refuse a continuing relationship with brandwise.com so it could put into place what management considers to be an even larger potential for future business and for the opportunity to lead in an emerging market which is multi-lingual web development and multi-lingual, hosted web services.

As indicated, the Company expended significant resources during the first quarter to build technology, design processes, develop marketing and PR programs, and to build a sales organization, all focused on Internet-based, multilingual solutions for customers. Specifically, the company accomplished the following:

1) Engaged Temel, Inc., a marketing firm, to guide the InSage branding effort,

2) Conceived, designed, and implemented the "InSage - Language of the Internet" brand, including sales and marketing collateral,

3)    Designed   and   implemented   the  new   corporate   InSage  web  site  -
      WWW.INSAGE.COM,

4) Engaged an outside firm to assist the Company's Public and Investor Relations program,

5) Added experienced Sales personnel to the Company's US and European operations; the Company also began the process of opening a Sales office in Dublin, Ireland, which process will be completed in the second quarter,

6) Repositioned many of the Company's top billable people to design the InSage multi-lingual web solution; these people came from all three operating divisions (Planet Access Networks, BTS, and WordHouse) with the majority coming from Planet Access Networks; the solution involves a major change to all consulting, design, implementation, and maintenance processes,

7) Repositioned other billable Planet Access Networks people to evaluate various new components and technologies which are required in multi-lingual web site solutions; these components include content management systems, workflow systems, database management systems capable of multi-lingual operation, multi-lingual development environments and techniques, XML, various data extraction tools, and so forth,

8) Repositioned Planet Access Networks consultants to research and understand the resources required to consult with our new customers concerning the cross culture localization of business rules, the impact of web user interfaces across cultures, localizing marketing messages, etc.,

9) The Company completed two private placements to provide resources for the Company's business plan.

10) The Company has recently attracted new customers while expanding existing customers such as Alta Vista and Oracle at WordHouse, Cendant and Coldwell Bankers at Planet Access Networks and Reuters Health and Prudential Enterprise Systems at BTS.

In summary, the Company designed a marketing and sales program that introduced the new InSage brand and message at the end of the first quarter. The Company will commence a much more aggressive marketing program in the middle of the second quarter with a public launch at the Internet World tradeshow in New York City in October. The Company's Web Services, Consulting Services, IT Services, and Translation Services divisions were tasked with defining and developing an initial multi-lingual web solution for release during the second quarter. Those efforts are beginning to show results and the Company is confident that it has built, and continues to build, important assets, both intellectual and technological, that will make the Company the most qualified in the industry to provide complete, robust, correct solutions to our customers who desire a successful web presence that spans languages and cultures.

As mentioned earlier, the Company continued its investments in automated translation technologies, namely, the Gedanken System and the BTR System from ESTeam AB. During the first quarter, the Gedanken system was allowed a patent from the United States Patent Office. All the theories and concepts required for the eventual complete solution have been proven and exercised in computer code. On going efforts, in which the Company continues to invest, involve the integration of all the individual modules and the engineering required to bring the modules to a commercially viable level of functionality. The engineering required is significant and progress is steady.

The Company is redoubling its efforts to commercialize a system for translating financial reports (including management notes) among various languages using the BTR System from ESTeam AB. To its credit, ESTeam delivered the required core technology at the end of fourth quarter. Whereas the Company has not yet completed its efforts to locate or create sufficient training material (non-English financial reports in machine-readable format) required to complete the system, these results only prove the need for such a system. Efforts to locate the required data continue. Additionally the Company and ESTeam are working on an improved solution, for which sufficient, high-quality data is already secure, and for which a significant market exists. That solution will be made public during the second quarter. Management is confident the effort and expense will be rewarded as the remainder of the fiscal year unfolds.


RESULTS OF OPERATIONS

REVENUES. Revenues for the quarter ended June 30, 2000, (the "Current Quarter") increased $101,110, to $1,977,405 from $1,876,295 for the quarter ended June 30, 1999 (the "Comparable Quarter"). The increases in revenues for the Current Quarter were principally due to increases in translation and localization services at both BTS and WordHouse due to the implementation of new marketing materials and increased sales staff. Sales decreased at Planet Access as a result of management's decision to turn away the brandwise business.

GROSS PROFIT. Gross profit decreased to $123,141 in the Current Quarter, or 6% of sales, from $578,590 in the Comparable Quarter, or 30% of sales. The decrease in gross profit for the Current Quarter was due to the changes at Planet Access and management's decision to turn away the brandwise business while maintaining the current capacity. Gross margin should increase as Planet Access, with its higher gross margin, starts to turn the corner during the second quarter and achieve profitability in the third quarter due to an increased sales and marketing effort. In the longer term, the Company also is seeking to improve gross profits by investing in better automated translation systems, which should reduce costs, and by developing specialized automated translation products for the financial information technology and telecommunication fields, which should provide greater gross revenues.

SELLING, GENERAL AND ADMINISTRATION. Selling, general and administration ("SG&A") expenses increased by 36% to $790,871 during the Current Quarter from $578,879 in the Comparable Quarter. This increase in SG&A expenses for the three month period reflects increased marketing expenditures, increased sales staff and substantial expenditures to develop the specialized automated translation products referred to above. Management made a conscious decision to increase these expenditures while maintaining existing production capacity in order to build technology and increase capacity in the later fiscal quarters.

NET INCOME (LOSS). The Company had a net loss of $1,141,710, during the Current Quarter as compared to a net loss of $449,072 for the Comparable Quarter. The loss was due to the launch of the new brand and trade name as well as the changes at Planet Access, specifically the decision to turn away the brandwise business and the development of enhanced technology and integration efforts.


LIQUIDITY AND CAPITAL RESOURCES

The Company had funded its operations with the proceeds of its initial public offering in 1995, cash flow from operations, and subsequent equity financing.

The acquisitions of the Word House Group and Planet Access were largely financed by the issuance of the Company's common stock as the major component of the consideration.

The change in the Company's strategic direction towards accelerated development of advanced automated translation systems and facilitation of a web-based strategy has substantially increased the Company's working capital requirements to the point that cash flow from operations alone are insufficient to sustain the Company at its current level of activity.

During the Current Quarter, $514,395 was provided by operations. The Company invested $1,735,202 in property and equipment, and incurred other changes in cash as detailed in the accompanying consolidated statement of cash flows. Working capital increased $224,665 during the Current Quarter.

Cash flow from operations, together with currently available resources, should be sufficient to meet these obligations, however, the Company will likely be exploring a range of financing options, including the public or private issuance of debt or equity securities. In addition, the Company is seeking strategic partners for one or more of its businesses. Although the Company is actively pursing each of these alternatives, and believes that it will be able to obtain the required financing, there can be no assurance that it will be successful in completing the financing required by its business plan on commercially acceptable terms, if at all. If the Company were to be unable to obtain financing for its business plan, it would be required to reduce the number of projects in development and/or sell or discontinue existing operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates primarily to changes in interest rates and the resulting impact on its invested cash. At June 30, 2000 the Company had received shares of Sedona Corp., a publicly-traded company, in connection with a private placement of its securities. However, the Company's agreement with the investor fixes the value of such shares and the investor bears all market risk with respect to such shares. The Company has not and does not plan to enter into any derivative financial instruments for hedging or speculative purposes. As of June 30, 2000, the Company had no other significant material exposure to market risk.

PART II - OTHER INFORMATION


  Item I. Legal Proceeding - none

  Item 2. Changes In Securities -

          During the Current Quarter, the Company amended the terms of its publicly held warrants to extend the expiration date to December 31, 2000.

          On March 31, 2000 the Company issued shares of its Series A 8% Convertible Preferred Stock to Benjamin Franklin/Progres Fund, L.P., Mentor Special Situation Fund, L.P., and two other accredited investors, raising gross proceeds of $1 million. These issuances were exempt from registration under the Securities Act by virtue of Section 4(2) thereof and/or Regulation D thereunder.

          During the Current Quarter the Company issued shares of its common stock to Seaside Partners, L.P. and another accredited investor, raising gross proceeds of $2.4 million. These issuances were exempt from registration under the Securities Act by virtue of Section 4(2) thereof and/or Regulation D thereunder.

          The Company paid a 4% brokerage commission in connection with the above issuances.

  Item 3. Defaults Upon Senior Securities - None

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


                                                    The Translation Group, Ltd.


DATED  AUGUST 14, 2000                               /s/ Randy G. Morris
                                                    ----------------------------
                                                     Randy G. Morris
                                                     President


DATED  AUGUST 14, 2000                               /s/ Kenneth A. Mack
                                                    ----------------------------
                                                     Kenneth A. Mack
                                                     Principal Financial Officer