Form 10QSB
period 2000-09-30
TRANSLATION GROUP LTD
filed 2000-11-14
CIK 1019356

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Period of Three Months Ended September 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Transition Period From ______________ to ______________

Commission file number  000-21725


                           The Translation Group Ltd.
                           --------------------------
             (Exact name of registrant as specified in its charter)

      Delaware State                                           23-3382869
      --------------                                           ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


      30 Washington Avenue
        Haddonfield, NJ                                          08033
      --------------------                                       -----
(Address of principal executive offices)                      (Zip Code)


Indicated by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      YES  X    NO
                                                   ---      ---

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

Common Stock, .001 Par Value-Issued 4,744,265 shares as of September 30, 2000.

================================================================================

                                      Index


Part I.  Financial Information


Item 1.  Financial Statements

         Condensed consolidated balance sheets - September 30, 2000 (Unaudited) and March 31, 2000

         Condensed consolidated statements of operations - Three months ended September 30, 2000 and 1999 (Unaudited); six months ended September 30, 2000 and 1999 (Unaudited)

         Condensed consolidated statements of comprehensive operations - Three months ended September 30, 2000 and 1999 (Unaudited); six months ended September 30, 2000 and 1999 (Unaudited)

         Condensed consolidated statements of cash flows - Six months ended September 30, 2000 and 1999 (Unaudited)

         Notes to condensed consolidated financial statements - September 30, 2000 (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk



Part II. Other Information


Item 1.  Legal Proceeding

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports of Form 8-K




Signatures

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND MARCH 31, 2000

                                                                                September 30,     March 31,
                                                                                    2000            2000
                                                                                    ----            ----
 ASSETS
 Current assets:
   Cash and cash equivalents                                                    $   884,088     $ 1,700,080
   Accounts receivable, net of allowance for doubtful accounts
    of $27,000                                                                      956,230       2,429,155
   Work in process                                                                  227,598         319,823
   Loans and receivables from officers                                               56,740          87,740
   Other current assets                                                             577,743         235,622
                                                                                    -------         -------

 Total current assets                                                             2,702,399       4,772,420

 Property, equipment and software, net of accumulated depreciation and
   amortization of $1,834,017 and $1,359,497, respectively                        4,939,769       2,666,185

  Excess of purchase price over fair value of net assets acquired, net of
   accumulated amortization of $710,454 and $509,964, respectively                3,737,096       3,937,586
  Loans and receivables from officers                                               486,610         414,980
  Other assets                                                                      160,583         141,452
                                                                                    -------         -------

 TOTAL ASSETS                                                                   $12,026,457     $11,932,623
                                                                                ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                             $   535,052     $   626,750
   Notes payable                                                                    272,810           4,268
   Current maturities of long-term obligations                                       30,900          80,748
   Obligations under capital leases                                                       -           4,200
   Accrued liabilities                                                              454,511         274,803
   Deferred income                                                                  299,544         492,196
   Deferred income taxes                                                            189,000         189,000
                                                                                    -------         -------

 TOTAL LIABILITIES                                                                1,781,817       1,671,965

 Commitments and contingencies

 Preferred stock  redeemable at the option of the  purchasers,  $.001 par value,
   1,000,000 authorized, 250,000 shares issued and outstanding, less
   subscriptions receivable of $500,000 at March 31, 2000                           459,747         493,622

 Stockholders' equity:
   Common stock, $.001 par value,  15,000,000 shares  authorized,  4,736,265 and
   3,787,902 shares outstanding, respectively, and 4,744,265 and
   3,795,902 shares issued and to be issued, respectively                             4,744           3,796
   Additional paid-in capital                                                    14,058,581      11,473,011
   Retained earnings (deficit)                                                   (4,223,825)     (1,655,434)
   Common stock in treasury, 8,000 shares                                           (68,032)        (68,032)
   Accumulated other comprehensive income                                            13,425          13,695
                                                                                    -------          ------

 Total stockholders' equity                                                       9,784,893       9,767,036
                                                                                  ---------       ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $12,026,457     $11,932,623
                                                                                ===========     ===========


          See accompanying notes to consolidated financial statements.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)
        AND THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)

                                                                        3 months         3 months        6 months       6 months
                                                                       September 30,    September 30,   September 30,  September 30,
                                                                           2000             1999           2000            1999
                                                                           ----             ----           ----            ----
 Revenue                                                                $ 1,639,085     $ 3,996,754     $ 3,616,490     $ 5,872,531
 Cost of revenue                                                          1,717,011       2,694,587       3,571,275       3,991,773
                                                                        -----------     -----------     -----------     -----------

 Gross profit                                                               (77,926)      1,302,167          45,215       1,880,758

 Cost and expenses:
   Selling, general and administration                                      829,811         655,349       1,620,682       1,233,428
   Research and development                                                       -          39,513               -          79,493
   Corporate administration                                                 501,181         299,363         870,708         639,572
   Amortization of excess of purchase price over fair value of
    net assets acquired                                                     100,245          94,373         200,490         163,827
                                                                        -----------     -----------     -----------     -----------
 Total                                                                    1,431,237       1,088,598       2,691,880       2,116,320
                                                                        -----------     -----------     -----------     -----------

 (Loss) income before other income (expense)                             (1,509,163)        213,569      (2,646,665)       (235,562)

 Other income (expense):
   Interest income                                                           37,291          19,708          51,361          45,656
   Interest expense                                                          (4,310)        (30,738)        (21,603)        (58,214)
   Foreign currency gains (losses)                                              985          (2,647)              -          (1,059)
                                                                        -----------     -----------     -----------     -----------
                                                                             33,966         (13,677)         29,758         (13,617)
                                                                        -----------     -----------     -----------     -----------

 (Loss) income before provision for income taxes                         (1,475,197)        199,892      (2,616,907)       (249,179)

 Provision for income taxes                                                 (68,078)         71,936         (88,516)         91,091
                                                                        -----------     -----------     -----------     -----------

 Net (loss) income                                                      $(1,407,119)    $   127,956     $(2,528,391)    $  (340,270)
                                                                        ============    ===========     ============    ============




 Net (loss) income per common share outstanding (basic and diluted)     $     (0.30)    $      0.05     $     (0.55)     $    (0.13)
                                                                        ============    ===========     ============     ===========

 Weighted average shares outstanding                                      4,742,060       2,772,660       4,556,600       2,649,412
                                                                          =========       =========     ===========      ===========


          See accompanying notes to consolidated financial statements.

                          THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)
        AND THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (unaudited)

                                                           3 months          3 months           6months            6months
                                                           September         September          September          September
                                                             2000              1999               2000               1999
                                                             ----              ----               ----               ----
 Net (loss) income                                      $(1,407,119)       $    127,956       $(2,528,391)       $ (340,270)

 Other comprehensive income (loss)
   Currency translation adjustment                           92,750              26,288              (270)          (13,875)
                                                        ------------       ------------       ------------       -----------

 Comprehensive income (loss)                            $(1,314,369)       $    154,244       $(2,528,661)       $ (354,145)
                                                        ============       ============       ============       ===========




          See accompanying notes to consolidated financial statements.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                        September 30,  September 30,
                                                                                             2000          1999
                                                                                             ----          ----
Cash flows provided by (used in) operating activities:
  Net (loss) income                                                                     $(2,528,391)   $  (340,270)
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                            319,010       206,660
    Amortization of excess purchase price over fair value of net assets acquired             200,490       163,827
    Amortization of discount on acquisition note payable                                                    26,300
    Amortization of compensatory warrants                                                                   45,000
    Foreign currency translation adjustment                                                     (270)      (13,875)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                      430,576      (268,090)
    Work in process                                                                           92,225       112,062
    Other current assets                                                                    (342,121)      (86,357)
    Other assets                                                                             (19,131)     (123,081)
    Accounts payable                                                                         (91,698)      458,236
    Accrued liabilities and deferred income                                                  (12,944)     (111,081)
    Deferred income taxes                                                                                  (31,000)
    Accrued income taxes                                                                           -        58,155
                                                                                        ------------   -----------

Net cash provided by (used in) operating activities                                       (1,952,254)       96,486

Cash flows provided by (used in) investing activities:
  Purchase of property, equipment and software                                            (1,550,246)     (689,178)
  Acquisition costs, net of cash purchased of $67,922                                                       47,607
  Investment in certificate of deposit                                                                     106,540
  Loans and advances to officers                                                             (40,630)       11,072
                                                                                        ------------   -----------

Net cash provided by (used for) investing activities                                      (1,590,876)     (523,959)

Cash flows provided by (used in) financing activities:
  Net proceeds from issuance of common stock                                               2,552,644      1,100,000
  Net proceeds from notes payable                                                            268,542
  Payments on long-term obligations                                                          (54,048)      (53,501)
  Payment of acquisition note payable                                                                     (900,000)
  Net payments on notes payable                                                                           (250,753)
  Preferred dividends declared                                                               (40,000)            -
                                                                                        ------------   ------------

Net cash provided by (used in) financing activities                                        2,727,138      (104,254)
                                                                                        ------------   ------------

Net increase (decrease) in cash and cash equivalents                                        (815,992)     (531,727)

Cash and cash equivalents, beginning of period                                             1,700,080     1,895,970
                                                                                        ------------   -----------

Cash and cash equivalents, end of period                                                $    884,088   $ 1,364,243
                                                                                        ============   ===========

Non-Cash Investing Activities:
  Additions of property and equipment were acquired through the exchange of an accounts receivable of $1,042,349.

Non-Cash Finance Activities:
  The Company issued 337,293 shares of common stock at $2.75 per share in exchange for a note receivable of $500,000 and securities investment of $427,555.

Supplemental disclosure of cash flow information: Cash paid during the year for:
     Interest                                                                            $    21,603   $    58,214
                                                                                         ===========   ===========
     Income taxes                                                                        $     1,000   $       500
                                                                                         ===========   ===========



See accompanying notes to consolidated financial statements.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of The Translation Group, Ltd., Bureau of Translation Services, Inc., Word House and Planet Access Networks, Inc. (from the date of acquisition on May 1, 1999). These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

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

The condensed consolidated statements of operations for the six month period ended September 30, 1999 includes the operations of Planet for the period from May 1, 1999 to September 30, 1999. Had the Company acquired Planet as of April 1, 1999, the net loss and earnings per share would have been $(217,453) and $(.08) for the six months ended September 30, 1999. Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended March 31, 2000, Form 10-KSB.

NOTE B - EARNINGS PER SHARE

For the purpose of computing earnings per share, average shares outstanding during the three months ended September 30, 2000 and 1999 was 4,742,060 and 2,772,660 respectively. Average shares outstanding during the six months ended September 30, 2000 and 1999 was 4,556,600 and 2,649,412, respectively. In addition, there are outstanding common stock options of 2,457,000 shares at an average price of approximately $4.00 per share and 2,652,310 warrants to purchase common stock of the Company at an average price of approximately $4.35 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

NOTE C - CAPITAL RESOURCES

On May 8, 2000, the Company sold 909,091 shares of its common stock for $2.75 per share for a total of $2,500,000 through a private placement with Seaside Partners, L.P. The $2,500,000 consideration given to the Company by Seaside Partners, L.P. was $300,000 in cash, a $500,000 promissory note due in 90 days with interest at the rate of 8% per annum and 433,783 shares of common stock of Sedona Corp., which together with a payment from Seaside Partners,L.P.,were liquidated to provide $1,700,000. The Company verbally extended the due date of the promissory note for the short term.

NOTE D COMMITMENTS AND CONTINGENCIES

The Company has been sued by a stockholder who is seeking monetary damages, specific performance, equitable relief and costs in the amount of $3,000,000. The Company and its Counsel believe that there is a substantial likeliness that the defendants will prevail in this matter. A settlement offer that is a fraction of the original claim, has been received and the Company is reviewing it.

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

OVERVIEW AND STRATEGY

The Company is positioning itself to become a leading supplier of multi-lingual products and solutions via the Internet. Since inception, the Company has acquired two translation companies, an Internet solutions provider, and has licensed two unique, advanced translation systems. The Company's goal is to integrate the existing services of each business unit to provide for clients a capability to operate over the internet in multiple languages in targeted market segments in real-time on a cost-effective basis. To this end, the Company successfully launched a new brand and trade name, InSage, during the first quarter. InSage blends all three operating units and focuses its efforts on developing Internet-based, multi-lingual solutions for new and existing customers.

The Company is developing unique computer-based language translation systems and language tools with Gedanken, Inc. and ESTeam AB, from whom the Company has licensed exclusive and worldwide distribution rights. These automated language systems wich rely upon a statistical comparision of the untranslated text to previously translated material are specifically designed to provide significant advantages in terms of time to market, quality and cost. Management believes that its systems are capable of performing language translations with very high "first-pass" accuracy within specified domains of texts, unlike the majority of its competitors, which rely upon application of complicated language rules which lead to greater ambiguities in machine translation.

As outlined in detail in the Company's Form 10-QSB for the quarter ending June 30, 2000, management made a number of bold decisions regarding investing in the future of the Company. Those investments in marketing, sales, engineering, and product development continued into the quarter ending September 30, 2000. Management believes the company is now in a strong position to market and sell these new, multilingual web services to existing and new clients. Specifically, the company accomplished the following:

The results of these efforts has been the product launch at Internet World of a multilingual web solution and the commencement of a new marketing iniative aimed at both existing and new clients. Sales leads throughout the Company have improved both in terms of number and value. In addition to increased sales leads backlog has increased as of the date of this report to approximately $1 million, much of which is attributable to developement of multilingual websites.

Additionally, beginning in the month of September, management implemented a cost reduction program. That program will reduce annual fixed payroll and benefit expenses by over $1,100,000 by eliminating technical personel who were needed during the developement of the Company's multilingual website solutions but are not needed for implementation. As such, the significant, necessary investments in product development that occurred during the first two quarters of the fiscal year have essentially come to a conclusion. Management also implemented cost reduction programs for legal, accounting, and marketing for an additional annual reduction in expenses of approximately $500,000. With regards to marketing, for the six months ended September 2000, the Company expended approximately $314,000. During the final six months of the fiscal year, the Company will be required to expend less than $100,000 of additional marketing funds in order to maintain the momentum gained to date.

As mentioned earlier, the Company continued its investments in automated translation technologies, namely, the Gedanken System and the BTR System from ESTeam AB. During the second quarter, the Gedanken system was granted a patent from the United States Patent Office. On going efforts, in which the Company continues to invest, involve the integration of all the individual modules and the engineering required to bring the modules to a commercially viable level of functionality.

RESULTS OF OPERATIONS

REVENUES. Revenues for the quarter ended September 30, 2000 (the "Current Quarter") decreased $2,358,000, to $1,639,000 from $3,997,000 for the quarter ended September 30, 1999 (the "Comparable Quarter"). Revenue for the six months ended September 30, 2000 (the "Current Period") decreased $2,257,000, to $3,616,000 from $5,873,000 for the six months ended September 30, 1999 (the "Comparable Period"). Much of the decrease in sales is related to the Company's decision to terminate its contract with brandwise. To address these issues, the Company has hired additional sales personnel for all elements of the Company's business. However, due to the competitive conditions markets, increased quotes do not necessarily result in immediate increases in sales.

GROSS PROFIT. Gross profit decreased $1,380,000 in the Current Quarter, from $1,302,000, or 32% of sales, in the Comparable Quarter. Gross profit decreased $1,836,000 in the Current Period, from $1,881,000, or 30% of sales, in the Comparable Period. The decrease in gross profit was due to the changes at Planet Access and management's decision to turn away the brandwise business while maintaining the current capacity. Gross margin should increase as Planet Access increases sales as a result of increased marketing efforts during the third quarter. In the longer term, the Company also is seeking to improve gross profits by investing in better automated translation systems, which should reduce costs in its translation and localization business and by developing specialized automated translation products for the financial information technology and telecommunication fields, which should provide greater gross revenues.

SELLING, GENERAL AND ADMINISTRATION. Selling, general and administration ("SG&A") expenses increased by 27% to $830,000 during the Current Quarter, from $655,000 in the Comparable Quarter. SG&A expenses increased for the Current Period by 31% to $1,621,000 as compared to $1,233,000 in the Comparable Period. This increase in SG&A expenses reflects increased marketing expenditures and increased sales and corporate staff. Management made a conscious decision to increase these expenditures while maintaining existing production capacity in order to build technology and increase capacity in the later fiscal quarters.

NET INCOME (LOSS). The Company had a net loss of $1,407,119 during the Current Quarter as compared to net income of $127,956 for the Comparable Quarter. The Company incurred a net loss of $2,528,391 during the Current Period, as compared to a net loss of $340,270 during the Comparable Period. The loss was due to the launch of the new brand and trade name as well as the changes at Planet Access, specifically the decision to turn away the brandwise.com business and the development of enhanced technology and integration efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company had funded its operations with the proceeds of its initial public offering in 1995, cash flow from operations, and subsequent equity financing. The acquisitions of the Word House Group and Planet Access were largely financed by the issuance of the Company's common stock as the major component of the consideration.

During the Current Period, $1,952,254 was used in operations. The Company invested $1,550,246 in property, equipment and software. This consisted of approximately $600,000 for the Gedanken and ESTeam projects and approximately $800,000 related to the multi-lingual web site project. Other changes in cash are detailed in the accompanying consolidated statement of cash flows.

The change in the Company's strategic direction towards accelerated development of advanced automated translation systems and facilitation of a web-based strategy has substantially increased the Company's working capital requirements. Because of the current operating loses, together with currently available resources, cash flow will be insufficient to meet these obligations, however, the Company is exploring a range of financing options, including the public or private issuance of debt or equity securities. In addition, the Company is seeking strategic partners for one or more of its businesses. Although the Company is actively pursing each of these alternatives, and believes that it will be able to obtain the required financing, there can be no assurance that it will be successful in completing the financing required by its business plan on commercially acceptable terms, if at all. If the Company were to be unable to obtain financing for its business plan, it would be required to reduce the
number  of  projects  in  development   and/or  sell  or  discontinue   existing
operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates primarily to changes in interest rates and the resulting impact on its invested cash. The Company has not and does not plan to enter into any derivative financial instruments for hedging or speculative purposes. As of September 30, 2000, the Company had no other significant material exposure to market risk.

Part II - Other Information


         Item I. Legal Proceeding -

The Company has been sued by a stockholder who is seeking monetary damages, specific performance, equitable relief and costs in the amount of $3,000,000. The Company and its Counsel believe that there is a substantial likeliness that the defendants will prevail in this matter. A settlement offer that is a fraction of the original claim, has been received and the Company is reviewing it.

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


                                                     The Translation Group, Ltd.



Dated  November 14, 2000                              /s/ Randy G. Morris
       -----------------                             ---------------------------
                                                     Randy G. Morris
                                                     President & CEO


Dated  November 14, 2000                              /s/ Kenneth A. Mack
       -----------------                             ---------------------------
                                                     Kenneth A. Mack
                                                     Chief Financial Officer