Form 10QSB
period 2000-12-31
TRANSLATION GROUP LTD
filed 2001-02-14
CIK 1019356

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______ to ______

Commission file number  000-21725


                           The Translation Group Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       23-3382869
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


        30 Washington Avenue
          Haddonfield, NJ                                        08033
----------------------------------------                      -----------
(Address of principal executive offices)                      (Zip Code)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X      NO
                                               ---       ---

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

Common Stock, .001 Par Value-Issued 4,771,765 shares as of December 31, 2000.

================================================================================

                                      INDEX


PART I.  FINANCIAL INFORMATION


  Item 1.    Financial Statements

             Condensed consolidated balance sheets - December 31, 2000 (Unaudited) and March 31, 2000

             Condensed consolidated statements of operations - Three months ended December 31, 2000 and 1999 (Unaudited); nine months ended December 31, 2000 and 1999 (Unaudited)

             Condensed consolidated statements of comprehensive  operations
             - Three months ended December 31, 2000 and 1999 (Unaudited); nine months ended December 31, 2000 and 1999 (Unaudited)

             Condensed consolidated statements of cash flows - Nine months ended December 31, 2000 and 1999 (Unaudited)

             Notes to condensed consolidated financial statements - December 31, 2000 (Unaudited)

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

  Item 3.    Defaults upon Senior Securities

  Item 4.    Submission of Matters to a Vote of Security Holders

  Item 5.    Other Information

  Item 6.    Exhibits and Reports of Form 8-K




Signatures

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND MARCH 31, 2000

                                                                                                December 31,     March 31,
                                                                                                   2000            2000
                                                                                                   ----            ----
 ASSETS
 Current assets:
   Cash and cash equivalents                                                                    $   416,705     $ 1,700,080
   Accounts receivable, net of allowance for doubtful accounts
    of $15,000 and $27,000, respectively                                                          1,499,497       2,429,155
   Work in process                                                                                   85,015         319,823
   Loans and receivables from officers                                                               56,740          87,740
   Other current assets                                                                             486,043         235,622
                                                                                                -----------     -----------

 Total current assets                                                                             2,544,000       4,772,420

 Property, equipment and software, net of accumulated depreciation and
   amortization of $1,839,026 and $1,359,497, respectively                                        5,086,867       2,666,185

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $810,700 and $509,964, respectively                                 3,636,851       3,937,586
 Loans and receivables from officers                                                                472,425         414,980
 Other assets                                                                                       198,008         141,452
                                                                                                -----------     -----------

 TOTAL ASSETS                                                                                  $ 11,938,151    $ 11,932,623
                                                                                               ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                             $   788,695     $   626,750
   Notes payable                                                                                    691,118           4,268
   Current maturities of long-term obligations                                                      107,802          80,748
   Obligations under capital leases                                                                       -           4,200
   Accrued liabilities                                                                              397,142         274,803
   Deferred income                                                                                  315,822         492,196
   Deferred income taxes                                                                            189,000         189,000
                                                                                                -----------     -----------

 Total current liabilities                                                                        2,459,579       1,671,965

 Long-term debt, less current maturities                                                            200,000               -
                                                                                                -----------     -----------

 TOTAL LIABILITIES                                                                                2,689,579       1,671,965
                                                                                                -----------     -----------
 Commitments and contingencies

 Preferred stock  redeemable at the option of the  purchasers,  $.001 par value,
   1,000,000 authorized, 250,000 shares issued and outstanding, less
   subscriptions receivable of $500,000 at March 31, 2000                                           459,747         493,622
                                                                                                -----------     -----------
 Stockholders' equity:
   Common stock, $.001 par value,  15,000,000 shares  authorized,  4,763,765 and
    3,787,902 shares outstanding, respectively, and 4,771,765 and
    3,795,902 shares issued and to be issued, respectively                                            4,772           3,796
   Additional paid-in capital                                                                    14,088,035      11,473,011
   Retained earnings (deficit)                                                                   (5,248,664)     (1,655,434)
   Common stock in treasury, 8,000 shares                                                           (68,032)        (68,032)
   Accumulated other comprehensive income                                                            12,714          13,695
                                                                                                -----------     -----------

 Total stockholders' equity                                                                       8,788,825       9,767,036
                                                                                                -----------     -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 11,938,151    $ 11,932,623
                                                                                               ============    ============

See accompanying notes to consolidated financial statements.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
     ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED) AND THE NINE MONTHS ENDED
                     DECEMBER 31, 2000 AND 1999 (UNAUDITED)

                                                                        3 months         3 months        9 months       9 months
                                                                       December 31,     December 31,     December 31,   December 31,
                                                                           2000             1999           2000            1999
                                                                           ----             ----           ----            ----
 Revenue                                                                $ 2,235,691     $ 3,886,118     $ 5,852,182     $ 9,758,649
 Cost of revenue                                                          1,676,103       2,427,020       5,247,378       6,418,793
                                                                        -----------     -----------     -----------     -----------

 Gross profit                                                               559,588       1,459,098         604,804       3,339,856
                                                                        -----------     -----------     -----------     -----------
 Cost and expenses:
   Selling, general and administration                                    1,071,810         834,607       2,692,505       2,068,035
   Research and development                                                       -          43,843               -         123,336
   Corporate administration                                                 393,090         278,972       1,263,797         918,544
   Amortization of excess of purchase price over fair value of
    net assets acquired                                                     100,245          94,873         300,736         258,700
                                                                        -----------     -----------     -----------     -----------
 Total                                                                    1,565,145       1,252,295       4,257,038       3,368,615
                                                                        -----------     -----------     -----------     -----------

 (Loss) income before other income (expense)                             (1,005,557)        206,803      (3,652,234)        (28,759)
                                                                        -----------     -----------     -----------     -----------
 Other income (expense):
   Interest income                                                           15,516          22,325          66,889          67,981
   Interest expense                                                          (2,182)        (30,734)        (23,785)        (88,948)
   Foreign currency gains (losses)                                                -           3,855               -           2,796
                                                                        -----------     -----------     -----------     -----------
                                                                             13,334        (106,954)         43,104        (120,571)
                                                                        -----------     -----------     -----------     -----------

 (Loss) income before provision for income taxes                           (992,223)         99,849      (3,609,130)       (149,330)

 Provision for income taxes                                                  12,616         90,919         (75,900)        182,010
                                                                        -----------     -----------     -----------     -----------

 Net (loss) income                                                      $ (1,004,839)    $    8,930     $(3,533,230)    $  (331,340)
                                                                        ============    ===========     ============    ============




 Net (loss) income per common share outstanding (basic and diluted)      $    (0.21)     $    0.003      $    (0.76)     $    (0.12)
                                                                        ============    ===========     ============    ============

 Weighted average shares outstanding                                      4,744,265       3,227,008       4,619,382       2,842,644
                                                                        ============    ===========     ============    ============




See accompanying notes to consolidated financial statements.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE
     MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED) AND THE NINE MONTHS
                  ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)

                                                       3 months         3 months         9 months         9 months
                                                       December         December         December         December
                                                         2000             1999             2000             1999
                                                         ----             ----             ----             ----
 Net (loss) income                                   $(1,004,839)      $   8,930       $(3,533,230)       $ (331,340)

 Other comprehensive income (loss)
   Currency translation adjustment                         (711)           9,969              (981)           (3,906)
                                                     -----------       ---------       ------------       -----------

 Comprehensive income (loss)                         $(1,005,550)       $ 18,899       $(3,534,211)       $ (335,246)
                                                     ===========       =========       ============       ===========



See accompanying notes to consolidated financial statements.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                                               December 31,     December 31,
                                                                                                   2000            1999
                                                                                                   ----            ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net (loss) income                                                                            $ (3,533,230)    $ (331,340)
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                                   502,029        286,682
    Amortization of excess purchase price over fair value of net assets acquired                    300,735        258,700
    Amortization of discount on acquisition note payable                                                            26,300
    Amortization of compensatory warrants                                                                          170,400
    Deferred income taxes                                                                                          (31,000)
    Foreign currency translation adjustment                                                            (981)        (3,906)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                            (112,691)      (389,830)
    Work in process                                                                                 234,808         (9,604)
    Other current assets                                                                           (250,421)        (8,478)
    Other assets                                                                                    (79,056)       (82,710)
    Accounts payable                                                                                191,426       (136,196)
    Accrued liabilities and deferred income                                                         (54,035)          (555)
    Accrued income taxes                                                                                  -        139,955
                                                                                                  ----------    ----------

Net cash provided by (used in) operating activities                                              (2,801,416)      (111,582)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of property, equipment and software                                                   (1,857,862)    (1,169,008)
  Acquisition costs, net of cash purchased of $67,922                                                               37,861
  Investment in certificate of deposit                                                                             106,540
  Loans and advances to officers                                                                    (26,445)      (147,928)
                                                                                                    --------     ---------

Net cash provided by (used for) investing activities                                             (1,884,307)    (1,172,535)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                                      2,552,644      1,100,000
  Net proceeds from notes payable                                                                   686,850        271,978
  Net proceeds from long-term debt                                                                  227,054
  Net payments on obligations under capital leases                                                   (4,200)
  Payment of acquisition note payable                                                                             (900,000)
  Net payments on notes payable                                                                                    (81,328)
  Preferred dividends                                                                               (60,000)             -
                                                                                                  ----------     ---------

Net cash provided by (used in) financing activities                                               3,402,348        390,650
                                                                                                  ---------        -------

Net increase (decrease) in cash and cash equivalents                                             (1,283,375)      (893,467)

Cash and cash equivalents, beginning of period                                                    1,700,080      1,895,970
                                                                                                  ---------      ---------

Cash and cash equivalents, end of period                                                          $ 416,705    $ 1,002,503
                                                                                                  =========    ===========

NON-CASH INVESTING ACTIVITIES:
  Additions of property and equipment were acquired through the exchange of an accounts receivable of $1,042,349.

NON-CASH FINANCE ACTIVITIES:
  The Company issued 337,293 shares of common stock at $2.75 per share in exchange for a note receivable of $500,000 and securities investment of $427,555.
  The Company issued 27,500 shares of its common stock in satisfaction of an account payable of $29,480.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                                      $  23,785    $   58,214
                                                                                                  =========    ==========
     Income taxes                                                                                 $   1,000    $      500
                                                                                                  =========    ==========



See accompanying notes to consolidated financial statements.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of The Translation Group, Ltd., Bureau of Translation Services, Inc., Word House and Planet Access Networks, Inc. (from the date of acquisition on May 1, 1999). These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

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

The condensed consolidated statements of operations for the nine month period ended December 31, 1999 includes the operations of Planet for the period from May 1, 1999 to December 31, 1999. Had the Company acquired Planet as of April 1, 1999, the net loss and earnings per share would have been $(208,523) and $(.07) for the nine months ended December 31, 1999. Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended March 31, 2000, Form 10-KSB.


NOTE B - EARNINGS PER SHARE

For the purpose of computing earnings per share, average shares outstanding during the three months ended December 31, 2000 and 1999 was 4,744,265 and 3,227,008 respectively. Average shares outstanding during the nine months ended December 31, 2000 and 1999 was 4,619,382 and 2,842,644, respectively. In addition, there are outstanding common stock options of 2,457,000 shares at an average price of approximately $4.00 per share and 2,652,310 warrants to purchase common stock of the Company at an average price of approximately $4.35 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.


NOTE C - CAPITAL RESOURCES

On May 8, 2000, the Company sold 909,091 shares of its common stock for $2.75 per share for a total of $2,500,000 through a private placement with Seaside Partners, L.P. The $2,500,000 consideration given to the Company by Seaside Partners, L.P. was $300,000 in cash, a $500,000 promissory note due in 90 days with interest at the rate of 8% per annum and 433,783 shares of common stock of Sedona Corp., which together with a payment from Seaside Partners,L.P.,were liquidated to provide $1,700,000. The Company verbally extended the due date of the promissory note for the short term in return for Seaside Partners, L.P.'s limited surety on additional borrowings. See Note F.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 (UNAUDITED)



NOTE D - COMMITMENTS AND CONTINGENCIES

The Company has been sued by a stockholder who is seeking monetary damages, specific performance, equitable relief and costs in the amount of $3,000,000. The Company and its counsel believe that there is a substantial likeliness that the defendants will prevail in this matter. A settlement offer that is a small fraction of the original claim, has been received and the Company is reviewing it.

A former officer and current director has made a formal demand to proceed with arbitration in accordance with the rules of the American Arbitration Association wherein the officer alleges breach of his Employment Agreement with the Company. The officer is seeking monetary damages, specific performance, equitable relief and costs in the approximate amount of $220,000. The Company denies the allegations and is vigorously defending the matter. The Company by and through a counterclaim seeks unliquidated damages, costs and attorneys' fees from the officer. This matter is currently in the discovery stage, and accordingly, counsel for the Company is not in a position to provide an opinion concerning possible resolutions of the case.


NOTE E - ACQUISITION AGREEMENT

On December 26, 2000, the Company entered into an executory agreement (Executory Agreement) to acquire all of the outstanding shares of Applied Knowledge Systems International, Ltd. (AKSI). AKSI, through a wholly owned subsidiary, owns the Gedanken System (TM), a patented translation technology. The purchase price for the AKSI shares will be a number of shares of the Company's common stock, par value $.001per share, equal to the issued and outstanding shares of the Company (approximately 4.9 million) at the time of the closing of the Executory Agreement (Closing). In addition, the Company is obligated to grant AKSI shareholders the right to purchase additional shares of the Company's common stock in an amount equal to the number of public warrants exercised by the holders thereof, if any, at a price equal to the exercise price for the public warrants. The Company is also obligated to provide working capital to AKSI in the amount of $100,000 per month until Closing, up to $600,000, for the continued commercialization, engineering, documentation, service and marketing of the Gedanken System. Finally, upon the Closing, the 1997 Agreement will be superseded.

There are two principal conditions precedent under the Executory Agreement that the Company must satisfy prior to the Closing. Each condition precedent must be satisfied or waived within six months from the execution of the Executory Agreement. First, the Company is obligated to provide or secure funding, to provide cash in exess of liabilities for the Gedanken System, in the amount of $4,000,000, which may be obtained at the Company's discretion, from the sale of assets or the sale of shares of the Company. AKSI shareholders have anti-dilution rights to the extent that any of the $4,000,000 is raised by the sale of Company shares. Second, the Company is obligated to sell or otherwise dispose of any of the Company's subsidiaries that are not profitable for the three consecutive months commencing on January 1, 2001. In addition, the contract provides that the Company will not issue any securities except to provide the $4,000,000 in cash in excess of liabilities until the transaction is closed. If the Company fails to satisfy either of the aforesaid conditions precedent, the Closing will not occur and the Company and AKSI will revert to their respective positions under the 1997 Agreement.


NOTE F - BANK LOAN

On December 7, 2000, the Company, excluding Word House (U.S. Companies), received the following credit facilities from Progress Bank:

         $500,000 LINE OF CREDIT -

         The line of credit is available to the U.S. Companies until November 30, 2001 at an interest rate of Prime (per Wall Street Journal) plus .50%, floating. All advances made under the line of credit will be limited to 80% of all the U.S. Companies qualified accounts receivable.

                           THE TRANSLATION GROUP, LTD.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 (UNAUDITED)



NOTE F - BANK LOAN (continued)

         $300,000 Equipment Loan -

         This loan is a 3 year term loan, repayable in 35 principal payments of $8,333.33 plus interest and one final principal payment of $8,333.45 plus any accrued interest. Interest is at the rate of Prime (per Wall Street Journal) plus .50%, floating. All advances made under the loan are secured by selected equipment and are not to exceed 50% of equipment appraised value.


         $400,000 Bridge Loan -

         The bridge loan is available to the Company until June 30, 2001 at an interest rate of Prime (per Wall Street Journal) plus .50%, floating. This loan is secured by the assignment 400,000 shares of The Translation Group, Ltd. stock, held by Seaside Partners. In order to induce this credit accommodation to the Company, Seaside Partners has offered its limited surety in the amount of $400,000 as additional credit accommodation.


         The balances outstanding at December 31, 2000 are as follows:

                  Line of Credit                     $252,000
                  Equipment Loan                      300,000
                  Bridge Loan                         400,000
                                                     --------

                           Total                     $952,000
                                                     ========

NOTE G - LIQUIDITY

The Company has sustained substantial losses in the first three quarters of the current fiscal year of approximately $3,500,000. Management is in the process of selling its three subsidiaries as contemplated in the Letter of Intent from a significant entity, and is taking steps to reduce administrative costs. Management believes consummation of the above will provide the liquidity to complete the AKSI acquisition and provide working capital for fiscal 2002. If the Company cannot sell its subsidiaries, it must raise equity or debt financing and/or return to profitable operations to provide working capital for fiscal 2002.

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


OVERVIEW AND STRATEGY

In December 2000, the Company announced that it entered into an executory contract for the acquisition of Applied Knowledge Systems International, Ltd. ("AKSI"). As a result, management has made a commitment to focus on the commercialization of the patented, advanced automated translation system known as The Gedanken System, and has embarked on an aggressive and specific plan to complete the conditions necessary to close with AKSI, as well as prepare, from a financial and strategic standpoint, to market the system. As will be explained below, the expense of developing the current operating units, the efforts in marketing them as InSage, and the strategic positioning of the "Multilingual Web Solutions" product were Management decisions that were crucial to the success of the Company's new direction.

Beginning in 1997, and as disclosed in many public filings then and since, the Company has funded the development of an automated translation system known as The Gedanken System. The Company owns an exclusive use license for that technology. The Company, through its ongoing research, as well as the research of independent evaluators, concluded that the Gedanken System was the best system of its kind. As disclosed elsewhere, the Company's Board of Directors determined that the best interests of the shareholders would be served if the Company owned outright all of the intellectual property associated with The Gedanken System. As such, negotiations to acquire The Gedanken System began in earnest last calendar year. On 26 December 2000, the Company announced to the public the details of the executory agreement to acquire all of the outstanding shares of Applied Knowledge Systems International, Ltd. ("AKSI"). AKSI, through a wholly owned subsidiary, owns The Gedanken System. Relevant terms, outlined in the previously issued Form 8K, are as follows:

1) At the conclusion of the six-month executory period, or sooner, the current shareholders of AKSI will own 50% of the then issued and outstanding shares of the Company (approximately 4.9 million);
2) The Company is obligated to increase its monthly investment in AKSI to $100,000 (up from approximately $60,000) during the executory period;
3) The Company is obligated to secure an additional $4,000,000 in cash in exess of liabilities to fund the growth of AKSI;
4) The Company is obligated to sell or otherwise dispose of any of the Company's subsidiaries (namely, Planet Access Networks, The Bureau of Translation Services, WordHouse) that are not profitable for the Company's fourth fiscal quarter ending 31 March 2001;
5) Simultaneous with the closing of the agreement the Board of Directors of the Company will be reconstituted to consist of seven Directors, four of whom shall be named by AKSI shareholders.

Management considers this agreement a tremendous milestone in the evolution of the Company and is working closely with AKSI management to ensure a smooth integration of the two companies in terms of product definition, development, marketing, sales, and other key business activities. Of note is a Research Bulletin published by IDC, a highly respected and sought after technology research firm, in January 2001 by industry analyst Steve McClure. Bulletin number 23766, entitled "Applied Knowledge Systems International; Taking Machine Translation to the Next Level", provides an objective look at the current state of The Gedanken System and its commercial promise.

For the past nine months, as evidenced in the two previous 10-QSBs issued this fiscal year (June 30, 2000 and September 30, 2000), the Company has invested in the development and marketing of a Multilingual Web solution branded as InSage. During this period of time management aggressively maintained each unit's state of readiness to develop and deliver the services of InSage. Anticipating the agreement with AKSI, management has successfully increased the value of the operating units, focused on the InSage brand and its products and services, to the extent possible. This is a key point given the conditions precedent to closing the executory contract with AKSI, specifically, raising $4 million in working capital. It is management's intent to raise the required funds by the sale of assets without further diluting the current shareholders of TTGL by selling more shares. Several organizations have shown interest in acquiring the three operating units, in whole or in part. Management is in possession of one Letter of Intent from a significant organization to acquire all three operating units for cash sufficient to meet the obligations of the AKSI agreement. Management is confident that our actions during the past nine months, in the face of a declining web/Internet market during much of that time, will be rewarded as we endeavor to receive the most value possible for the assets represented at BTS, WordHouse, and Planet Access Networks and the InSage brand.

The Company has also invested in the development of another technology suitable for use in the translation market, namely The ESTeam System, and holds an exclusive license for the commercialization of various applications of the system. Negotiations with ESTeam, AB for an expanded business relationship stalled in December 2000, due in part to the activity surrounding the AKSI acquisition. Company management is currently seeking alternative methods for exploiting its exclusive use license of the ESTeam System.


RESULTS OF OPERATIONS

REVENUES. Revenues for the quarter ended December 31, 2000 (the "Current Quarter") decreased $1,650,000, to $2,236,000 from $3,886,000 for the quarter ended December 31, 1999 (the "Comparable Quarter"). Revenue for the nine months ended December 31, 2000 (the "Current Period") decreased $3,907,000, to $5,852,000 from $9,759,000 for the nine months ended December 31, 1999 (the "Comparable Period".) Much of the decrease in sales is related to the Company's decision to terminate its contract with brandwise. To address these issues, the Company has hired additional sales personnel for all elements of the Company's business. However, due to the competitive conditions markets, increased quotes do not necessarily result in immediate increases in sales.

GROSS PROFIT. Gross profit decreased $899,000 in the Current Quarter, to $560,000, or 25% of sales, from $1,459,000, or 38% of sales, in the Comparable Quarter. Gross profit decreased $2,735,000 in the Current Period, to $605,000, or 10% of sales, from $3,340,000, or 34% of sales, in the Comparable Period. The decrease in gross profit was due to the changes at Planet Access and management's decision to turn away the brandwise business while maintaining the current capacity. Gross margin should increase as Planet Access increases sales as a result of increased marketing efforts. In the longer term, the Company also is seeking to improve gross profits by investing in better automated translation systems, which should reduce costs, and by developing specialized automated translation products for the financial information technology and telecommunication fields, which should provide greater gross revenues.

SELLING,  GENERAL  AND  ADMINISTRATION.   Selling,  general  and  administration
("SG&A") expenses increased by 28% to $1,072,000 during the Current Quarter, from $835,000 in the Comparable Quarter. SG&A expenses increased for the Current Period by 30% to $2,693,000 as compared to $2,068,,000 in the Comparable Period. This increase in SG&A expenses reflects increased marketing expenditures and increased sales and corporate staff. Management made a conscious decision to increase these expenditures while maintaining existing production capacity in order to build technology and increase capacity in the later fiscal quarters.

NET INCOME (Loss). The Company had a net loss of $815,839 during the Current Quarter as compared to net income of $8,930 for the Comparable Quarter. The Company incurred a net loss of $3,533,230 during the Current Period, as compared to a net loss of $331,340 during the Comparable Period. The loss was due to the launch of the new brand and trade name as well as the changes at Planet Access, specifically the decision to turn away the brandwise.com business and the development of enhanced technology and integration efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company had funded its operations with the proceeds of its initial public offering in 1995, cash flow from operations, and subsequent equity financing. The acquisitions of the Word House Group and Planet Access were largely financed by the issuance of the Company's common stock as the major component of the consideration.

During the Current Period, $2,801,000 was used in operations. The Company invested $1,858,000 in property, equipment and software. This consisted of approximately $700,000 for the Gedanken and ESTeam projects and approximately $1,019,000 related to the multi-lingual web site project.

The Company has sustained substantial losses in the first three quarters of the current fiscal year of approximately $3,500,000. Management is in the process of selling its three subsidiaries as contemplated in the Letter of Intent from a significant entity, and is taking steps to reduce administrative costs. Management believes consummation of the above will provide the liquidity to complete the AKSI acquisition and provide working capital for fiscal 2002. If the Company cannot sell its subsidiaries, it must raise equity or debt financing and/or return to profitable operations to provide working capital for the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's exposure to market risk relates primarily to changes in interest rates and the resulting impact on its invested cash. The Company has not and does not plan to enter into any derivative financial instruments for hedging or speculative purposes. As of December 31, 2000, the Company had no other significant material exposure to market risk.

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

                 A former officer and current director has made a formal demand to proceed with arbitration in accordance with the rules of the American Arbitration Association wherein the officer alleges breach of his Employment Agreement with the Company. The officer is seeking monetary damages, specific performance, equitable relief and costs in the approximate amount of $220,000. The Company denies the allegations and is vigorously defending the matter. The Company by and through a counterclaim seeks unliquidated damages, costs and attorneys' fees from the officer. This matter is currently in the discovery stage, and accordingly, counsel for the Company is not in a position to provide an opinion concerning possible resolutions of the case.

         Item 2. Changes In Securities - none

         Item 3. Defaults Upon Senior Securities - none

         Item 4. Submission Of Matters To A Vote Of Security Holders - none

         Item 5. Other Information - none

         Item 6. Exhibits And Reports Of Form 8-K -

                (a)   Exhibit
                      Exhibit 27 - Financial Data Schedule

                (b)   Reports on Form 8-K
                      December  26, 2000 - Agreement to acquire Applied
                                           Knowledge Systems International, Ltd.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    THE TRANSLATION GROUP, LTD.


Dated  February 14, 2001                             /s/ Randy G. Morris
                                                    ----------------------------
                                                    Randy G. Morris
                                                    President & CEO


Dated  February 14, 2001                             /s/ Kenneth A. Mack
                                                    ----------------------------
                                                    Kenneth A. Mack
                                                    Chief Financial Officer