Form 10KSB
period 2001-03-31
TRANSLATION GROUP LTD
filed 2001-08-20
CIK 1019356

====================================================================================================

                                            UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                             FORM 10-KSB

                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

                              For the Fiscal Year Ended March 31, 2001

                                   Commission file number 0-21725

                                     THE TRANSLATION GROUP, LTD.
                           ----------------------------------------------
                           (Name of small business issuer in its charter)

       DELAWARE                                                                  23-3382869
----------------                                                                 ----------
(State or other jurisdiction of                                        (I.R.S. Employ. Ident. No.)
incorporation or organization)

                                        30 Washington Avenue
                                        Haddonfield, NJ 08033
                         ---------------------------------------------------
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
                                         -------------------
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

                   Issuer's revenues for its most recent fiscal year: $ 8,038,198

     Aggregate  market value of the voting stock held by  non-affiliates  of  registrant on July 31,
2001,  based on average of the high and low price on that date, was $1,905,506.  Exclusion of shares in this calculation  shall not be deemed an admission that such person is an affiliate and inclusion shall not be deemed an admission that such person is not an affiliate.  This information is provided solely for record keeping purposes of the Securities and Exchange Commission.

     The number of shares  outstanding of each of the issuer's  classes of common equity,  as of the latest  practicable  date:  4,763,765  shares of common  stock,  par value $ .001 per  share,  as of
July 31,  2001,  which  includes up to 102,100  shares to be issued  pursuant to an agreement with a former  executive of a wholly owned  subsidiary.

                      Transitional Small Business Disclosure Format: Yes   ; No X
                                                                        ---    ---

====================================================================================================

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

     The Company  completed  its initial  public  offering on December 6, 1996.  Its common stock is reported on the NASDAQ OTC Bulletin  Board market  under the symbol THEO for its common  stock,  and
THEOW for Warrants that were issued in connection with its initial public offering.

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

OVERVIEW AND STRATEGY

     With and subsequent to the acquisition of Planet Access Networks in 1999, the Company  invested heavily into the Internet/Web Development market with the intent of becoming the leading supplier of multilingual products and solutions via the Internet.  The Company invested significant capital into the InSage brand. The Company  invested in our people who learned how to combine content  management systems,  workflow  systems,  and  translation  tools into a  coherent  "multilingual  web"  product offering.  All of this  effort was  driven  from  existing  customers'  demands,  data from the best research firms and other industry  analysts,  and from TTGL management's  projections  regarding the
"next wave" of Internet usage, that being multilingual usage.

     The  sudden  and  sharp  general  downturn  in the  Web  Development  industry  affected  TTGL, specifically its Planet Access Networks  subsidiary,  as dramatically as else where in the industry.
The Company has abandoned the InSage brand and its efforts to engineer a complete  multilingual  web solution as  envisioned  just last year.  Planet Access shut down  operations on July 31, 2001.  The
Company is in the process of liquidating, selling, or otherwise disposing of Planet Access Networks.
All proceeds  from  liquidation  or sale will be applied  towards  retiring  debt incurred at Planet
Access Networks.

     On December 26, 2000, the Company  entered into an executory  agreement with Applied  Knowledge
Systems  International  (AKSI), the owners and developers of the Gedanken System. On April 26, 2001,
TTGL  management  determined  it was in the best  interests of TTGL  shareholders  to terminate  the executory agreement and revert back to the existing,  exclusive licensing agreement already in place with Gedanken and AKSI.

     On June 26, 2001, the Company announced the availability of a new translation  service targeted at  customers  with  the need to  translate  large  volumes  of text.  The  service  is based on the technology  known as the Gedanken  System,  which system is licensed for  exclusive  use by TTGL. In other words, the Gedanken System,  three years in research and development,  is ready for commercial use.

     With  Gedanken in position to operate for  customers,  the Company has  refocused  its efforts, capital,  management,  and other resources on its original business, that is, supplying translation, localization,  and related services to a large,  known market.  The Internet may still play a future role in our business, but only as a delivery mechanism of services and not a business focus, per se.

GEDANKEN SYSTEM OVERVIEW

     The Gedanken System is a series of "libraries" that dissect, understand, and store knowledge. A
particular  library  may,  for  example,   contain  knowledge  of  financial  information,   medical
information, or how a specific company communicates its way of doing business and expressing itself.
The system uses these  knowledge  libraries  to  transform  information  in one  language to another language while absolutely  preserving the original meaning,  message, and style in the new language.
It does this at a fraction of the time required to achieve  similar  results using human  resources.
Additionally,  the system corrects its own mistakes and automatically incorporates those corrections in such a way that it improves its ability to translate over time.

     As the  system is exposed to  additional  information  on a  particular  topic,  the system can improve the results of subsequent  work. In other words,  the system learns how to do its job better as it performs more work.

The  Gedanken  System is  composed  of several  modules,  each of which,  individually  and in other combinations,  is able to provide solutions in other applications such as information management and retrieval,  controlled  language,  and  other  knowledge-based  applications.  The  Company  and the principals of Gedanken are currently disputing the parties' respective rights under a 1997 Licensing
Agreement.  In the event the dispute between the Company and Gedanken is not swiftly  resolved,  the
Company  intends to file a demand with the American  Arbitration  Association.  Based on discussions with  management of the Company and with third  parties,  as well as review of  independent  reports regarding  the Gedanken  technology,  a limited  level of success at  Arbitration  may result in the
Company recouping its investment in Gedanken due to the inherent value of the technology.

     The Gedanken System has been designed to handle any written language. The system is operational in Spanish and English today. A French version is nearly complete.  Other language capabilities will be added to support the market.

     The Gedanken  System was granted a patent in July 2000.  In January  2001,  International  Data
Corporation (IDC) published a Research Bulletin covering the Gedanken System. The bulletin,  written by Steve McClure, is available at www.idc.com.

TRANSLATION/LOCALIZATION PRODUCTS AND SERVICES

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

MULTILINGUAL LOCALIZATION AND TRANSLATION SERVICES THAT INCLUDE:

o    All levels of product management
o    Terminology development
o    Re-use of previously translated materials using the latest technology tools
o    Translation and technical editing of text
o    Software engineering, including resizing and compiling
o    On-line help compiling and formatting
o    Linguistic, functionality, and QA testing
o    Desktop publishing, graphic layout, editing, and proofreading
o    Coordination of in-country review
o    Production of publishable materials and electronic media, including CD ROM
o    Multimedia localization and production
o    Web site and on-line publishing localization and production
       1.   Internationalization and Development Consulting
       2.   Technical Writing of Documentation, including editing and evaluation
       3.   In-Country Training, Support, and Service Centers
       4.   Facilities Management and Resource On-Site Placement Services

Historically,  the process of Multilingual  Localization for the information  technology (IT) market has been  highly  labor  intensive,  with  much of the  hands-on  work  being  done  principally  by independent  translators  and editors  retained by the Company,  as well as Company  employees.  The
Company  intends to  minimize  the use of  independent  translators  and  editors as it deploys  the
Gedanken  System.  Having stated that,  the reader should  understand  that the first version of the
Gedanken  System has been trained for  English/Spanish  translations in the IT business  sector.  As such, the Company will continue to use independent  translators and editors for jobs that do not fit the profile of the Gedanken  System.  The Company will continue to satisfy the needs of its existing customers and will work with AKSI to channel further  language and business sector  development into those that satisfy our  customer  base.  The Company and the  principals  of Gedanken are  currently disputing the parties' respective rights under a 1997 Licensing Agreement.  In the event the dispute between the Company and Gedanken is not swiftly resolved,  the Company intends to file a demand with the American Arbitration  Association.  Based on discussions with management of the Company and with third parties, as well as review of independent reports regarding the Gedanken technology, a limited level of success at Arbitration  may result in the Company  recouping its investment in Gedanken due to the inherent value of the technology.

MARKET SUMMARY

     Research  reports  authored in 1999 and updated in 2000  estimate  the size of the  translation market to be between $10B and $15B with a CAGR of 12%.  Industry  experts further estimate that only
10% of  material  that  needs  to be  translated  is  actually  translated  due to  severe  resource constraints. (The estimated number of qualified translators in the world is fewer than 300,000.)

OPPORTUNITIES

     TTGL is currently in the business of providing  translation and  localization  services for its clients.  We are similar to every other  translation  company in the world,  in that available human translation resources limit the amount of work we can do.

     As an example,  TTGL is currently working with a company who needs a very large number of words translated  from four languages into English as quickly as possible  (12,500,000  words per language for a total of 50,000,000 words). TTGL will need to locate 71 translators per language, skilled in a specific  topic area to accomplish the work in the allotted time.  Further,  the editing  process to ensure each document is translated into a similar "voice" is immense and very expensive

     With Gedanken,  a job of this  magnitude is suddenly very feasible.  The system can perform the job of hundreds of translators and editors in a fraction of the time compared to current  processes.
Clearly,  some topic area  expertise  will be required  to help train the  system,  but only a small handful  of people as opposed  to scores of people  using  traditional  methods.  Further,  with the trained system in place,  subsequent work for this client will be relatively easy and potential work for other clients in the same industry is immense.

TTGL will market and sell translation services based on two key values:

1)    CONSISTENT QUALITY OF OUTPUT - this is especially  important in large jobs where traditionally scores, if not hundreds, of translators and editors have been involved.  Gedanken will produce output of "one voice", regardless of the project size.

2)    TURNAROUND  TIME - once trained for a particular  topic area, the Gedanken System will produce translated,  edited, and reviewed output in a fraction of the time normally required. Assuming a constant  increase in computing  power and normal  modifications  to the system,  processing times will continue to decrease.

TTGL will have a predictable cost for translation services

Currently, the cost associated with hiring translation contractors ranges from $.12 to $.20 per word for any given  language and topic area,  depending on resource  availability,  the time of year, the working  relationship with the contractor,  etc. It is nearly impossible to accurately  estimate the cost of doing  business  and  subsequently,  the price one should  charge to a customer  in order to accomplish a job.  Using  Gedanken,  those costs will be known  upfront  thus  enabling an expedited proposal/quoting  process  as well as  pricing  flexibility.  TTGL  and  Applied  Knowledge  Systems
International,  the owner of the Gedanken  System,  are entering into a business  relationship  that provides TTGL with translated,  edited, and reviewed text for a fixed cost per word. The Company and the  principals of Gedanken are  currently  disputing  the parties'  respective  rights under a 1997
Licensing  Agreement.  In the event the dispute  between  the  Company  and  Gedanken is not swiftly resolved, the Company intends to file a demand with the American Arbitration  Association.  Based on discussions with management of the Company and with third parties,  as well as review of independent reports regarding the Gedanken  technology,  a limited level of success at Arbitration may result in the Company recouping its investment in Gedanken due to the inherent value of the technology.

SALES AND MARKETING APPROACH

TTGL will focus sales and marketing in three areas:

1)    Existing  customers  -  TTGL,  by  virtue  of its  wholly  owned  subsidiaries,The  Bureau  of
      Translation  Services  (BTS) and  WordHouse  (WH),  has an extensive  and  impressive  list of customers. Customers include Microsoft, Oracle, Minitab, ADP, Reuters Medical Services, ZDNet,
      Fisher-Rosemont,  Prudential,  HP, IBM, and others.  TTGL is able to do only a fraction of the work  required by these  customers  due to the  general  resource  constraints  endemic to the business.  With an operational  Gedanken  System in hand,  TTGL is approaching  these existing customers soliciting more and larger jobs based on the key values listed above.
2)    Former  customers - TTGL, like all translation  companies,  has a list of former customers who changed vendors, often because BTS or WH was not large enough to service their needs.
3)    New customers - TTGL will market these services to new customers.
4)    The competition -- TTGL will also carefully  approach those whom we consider to be competitors today to make the system available under controlled  circumstances.  TTGL will act as a broker between AKSI/Gedanken and these companies.

COMPETITION

     The  translation  industry is  comprised  of several  "larger"  vendors and  thousands of small providers.  The industry  today is very much a "cottage" industry.  Large international  competitors include:

        o   Berlitz GlobalNet
        o   Mendez Translation (a division of Lernout & Hauspie)
        o   LionBridge
        o   Alpnet
        o   Bowne Global Services

     TTGL competes with these vendors  daily.  Each operates on thin profit margins with much of the cost associated with paying  translators.  These five larger  companies are able to win clients with larger  needs and a more  consistent  budget.  Using  Gedanken,  TTGL will  compete  for large  jobs requiring  consistent  high  quality and quick  turnaround  time,  a  combination  unheard of in the industry today.

EMPLOYEES

     The Company presently employs 50 full-time people,  comprised of 5 in management positions with the parent  company,  TTGL,  10 at The  Bureau of  Translation  Services,  and 35 at  WordHouse.  In
addition,  the Company also uses the services of about 450 freelance and/or independent  translators and editors on an as-needed basis from a roster of several thousand worldwide.

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

     The Company entered into an exclusive worldwide license for certain applications, chosen by the
Company,  for a period of fifteen years. In consideration for the worldwide license, the Company has agreed to pay royalties on sales of any application,  to pay EST's  development costs for perfecting each of the  named  applications,  and to  provide  additional  development  funding  under  certain conditions. The Company has completely funded development of its first chosen application, financial reports.  However,  the Company and ESTeam are in a dispute  and the  Company is suing  ESTeam.  The
Company  has paid  ESTeam  approximately  $1,000,000  and is suing  ESTeam on the basis that  ESTeam breached the Development Agreement.

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
REPORT.

FUTURE PROFITABILITY AND THE VALUE OF YOUR INVESTMENT WILL DEPEND UPON THE COMPANY'S SUCCESS GROWTH
STRATEGY

     The Company has reflected only modest net income from operations during fiscal 1997, a net loss during fiscal 1998, 1999, 2000 and 2001. As a result, the Company's successful implementation of its business strategy will likely determine:

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal operating  facilities are located in Haddonfield,  New Jersey, USA, and
Amsterdam,  The Netherlands.  The New Jersey production facility occupies approximately 6,000 square feet at a monthly rate of $8,300 pursuant to a lease that extends until February 28, 2003. Recently, the terms of the lease were  renegotiated to include monthly  payments of $5,500 and the issuance of
30,000 common shares to the landlord.  Shares were issued to offset a balance owed the landlord.  In
May 1997 Word House moved its principal location to Amsterdam.  Its lease is for approximately 5,500 square feet,  and is for a period of five years at a rent of $7,500 per month.  A French  subsidiary owned a condominium  floor in Lyon,  with  approximately  3,000 square feet of space with  estimated annual costs of  approximately  $43,000.  The office  condominium was sold in July subsequent to the closure of the Lyon  operations.  The Company also has an office in Beijing,  China,  with an annual rent of $21,000 for approximately 800 square feet.

     Planet  Access  leases  approximately  2,500  square  feet of office  and  production  space in
Stanhope,  New Jersey with an annual rent of $32,400. This lease expired on June 30, 1998. Since the expiration  date,  Planet Access has been on a month-to-month  extension.  Planet Access had entered into a lease for 8,500 square feet of office and  production  space in Flanders,  New Jersey with an annual rent of $127,500.  Planet Access  defaulted on the lease in July 2001 and no longer  occupies this space.

     The Company  believes that all of its  facilities are currently  adequate and further  believes that, if necessary,  adequate  facilities could be located in the event the Company needs to replace or expand its current facilities.

ITEM 3.  LEGAL PROCEEDINGS

     The  Company  had  been  sued  by a  stockholder  who is  seeking  monetary  damages,  specific performance,  equitable relief and costs in the amount of $3,000,000. The Company settled the matter in July 2001 for 120,000 shares of the Company's common stock in exchange for a full release.

A former officer and director of the Company had made a formal demand to proceed with arbitration in accordance with the rules of the American Arbitration Association wherein the officer alleged breach of the Employment  Agreement  with the Company.  The former  officer was seeking  monetary  damages, specific performance,  equitable relief and costs in the approximate amount of $220,000. The Company and the former officer reached a settlement agreement in May 2001. The former officer will receive a total of  $18,500.00  cash.  In addition,  the officer will receive  250,000 of common  stock,  with possibility of receiving  25,000 shares per month  commencing Oct. 16, 2001, if the Company fails to file a Registration Statement which includes the former officers shares.

     The former  owner of  WordHouse,  BV,  sued the  Company in the  Netherlands  to annul the 1997
Exchange Agreement or, in the alternative,  for approximately $2 million.  The Company believes that this claim is totally  without  merit,  and further,  is barred by a 2000  Settlement  Agreement and
Mutual Release. The Company is currently defending the action.

     The Company has filed suit in the Superior Court of New Jersey against ESTeam, AB for breach of the  development  contract for a financial  translation  system.  The Company and the  principals of
ESTeam are disputing their respective rights under a 1999 Licensing and Development Agreement.

     The Company and the  principals  of Gedanken are currently  disputing  the parties'  respective rights under a 1997 Licensing  Agreement.  In the event the dispute between the Company and Gedanken is not  swiftly  resolved,  the  Company  intends  to file a demand  with the  American  Arbitration
Association.  Based on discussions with management of the Company and with third parties, as well as review of  independent  reports  regarding  the Gedanken  technology,  a limited level of success at
Arbitration may result in the Company recouping its investment in Gedanken due to the inherent value of the technology.

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

          1998                                               High               Low
          ----                                               ----               ---
          Quarter ended March 31, 1998                      $ 4.75             $ 3.75
          Quarter ended June 30, 1998                         6.50               4.00
          Quarter ended September 30, 1998                    7.5625             5.25
          Quarter ended December 31, 1998                     6.25               4.50

          1999
          ----
          Quarter ended March 31, 1999                       $5.00              $3.00
          Quarter ended June 30, 1999                         6.125              3.00
          Quarter ended September 30, 1999                    3.75               2.00
          Quarter ended December 31, 1999                     5.3125             1.5625

          2000
          ----
          Quarter ended March 31, 2000                       10.50               3.25
          Quarter ended June 30, 2000                         5.8125             3.875
          Quarter ended September 30, 2000                    5.5625             2.875
          Quarter ended December 31, 2000                     3.25                .4062

          2001
          ----
          Quarter ended March 31, 2001                        1.75                .5625
          Quarter ended June 30, 2001                          .875               .45

     On July 31, 2001 the closing bid price for the Company's common stock was $.40. The approximate number of record  holders  of common  stock as of July 31,  2001 was 67. The  approximate  number of beneficial owners was 900 as of July 31, 2001.

     The Company also issued common stock  purchase  warrants in connection  with its initial public offering, which are now exercisable until December 31, 2001 for a share of common stock upon payment of the exercise price of $4.35.

DIVIDEND POLICY

     The Company has not declared or paid any  dividends  nor does it expect to pay dividends on its common stock in the  foreseeable  future  intending to retain  earnings to finance the growth of its operations.

TRANSFER AGENT

     The Company uses American Stock  Transfer & Trust  Company,  59 Maiden Lane, New York, New York
10038, to act as Transfer Agent for the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CREDIT (000'S)

Year Ended March 31, 2001, 2000 & 1999

Operations                         2001         %          Change       2000*       %        1999**         %       Change
----------                         ----        ---         ------       -----      ---       ------        ---      ------
Sales........................    $8,038      100.0       $(5,309)    $13,347      100.0       $5,987      100.0     $7,360
Operating Costs &
    Expenses
Cost of Sales................     6,796       84.5        (1,919)      8,715       65.3        4,833       80.6      3,882
Selling & Admin..............     3,617       45.0           893       2,724       20.4        1,865       31.1        859
Research & Develop...........                                                                    147        2.4       (147)
Special & Other..............     6,141       76.4         6,141                                 979       16.3       (979)
Corporate Admin..............     2,120       24.6           876       1,244        9.3          736       12.2        508
Amort. Of excess.............       401        5.0            61         340       (2.6)          97        1.6        243
                              -------------------------------------------------------------------------------------------------

Total........................    19,075      237.3         6,052      13,023       97.6        8,657    1,442.2      4,366

Operating profit (loss)
before other income..........   (11,037)    (137.3)      (11,361)        324        2.4       (2,670)     (44.2)     2,994
Other income (expense), net..
                                   (282)       3.5            62        (344)      (2.6)         125        2.1       (469)
                              -------------------------------------------------------------------------------------------------

(Loss) income before taxes...
                                (11,319)    (140.8)      (11,299)        (20)       (.2)      (2,545)     (42.1)     2,525

Income taxes (benefit).......      (143)      (1.8)         (311)        168        1.2         (396)       6.5        564
                              -------------------------------------------------------------------------------------------------
Net Income (Loss)............  $(11,176)     (139.0)    $(10,988)      $(188)      (1.4)     $(2,149)     (35.6)    $1,961
                              =================================================================================================

Average shares outstanding...
                                  4,660                                2,966                   2,278
Primary earnings (loss) per
share........................    $(2.40)                               $(.06)                  $(.94)

*  Includes sales and costs of acquired subsidiary for the eleven months ended March 31, 1999
** Includes sales and costs of acquired subsidiary for the nine months ended March 1, 1998
Reflects reclassifications for consistency of comparisons.

                                                 13

                                                         3/31/01       3/31/00
Financial Condition                                      -------       -------        Change
-------------------                                            (In 000's)             ------

Cash and short term investments.......................   $  129        $ 1,700        $(1,571)
Other current assets..................................    1,484          3,072         (1,588)
                                                       ----------     ----------     ----------
Total Current Assets..................................    1,613          4,772         (3,159)
Total Current Liabilities.............................    2,833          1,672          1,161
                                                       ----------     ----------     ----------
Working Capital.......................................   (1,220)         3,100         (4,320)
                                                       ----------     ----------     ----------
Current Ratio.........................................     .6:1          2.9:1        (2.7):1
Total Assets..........................................    4,877         11,933         (7,056)
Total Liabilities.....................................    3,843          2,166          1,677
                                                       ----------     ----------     ----------
Stockholders' equity..................................    1,034          9,767         (8,733)
                                                       ----------     ----------     ----------
Book value per share..................................
                                                          $ .20          $ 3.29        $(3.09)
                                                       ==========     ==========     ==========

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2001 (THE "CURRENT YEAR")
COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 2000 ("COMPARABLE YEAR")

GENERAL

     During the Current Year, the Company continued development of computer-based  translation tools licensed from Applied Knowledge Systems  International  (aka "Gedanken"),  and ESTeam AB ("ESTeam").
Launch of the Gedanken System has occurred and the Company is currently  soliciting  orders based on services  utilizing  the  technology.  During the Current Year,  the Company  continued the historic operations  of the Bureau of  Translation  Services  ("BTS") and the  WordHouse  Group of  Companies
("WordHouse"). During the Current Year, the Company operated Planet Access Networks ("PAN") normally for the first three fiscal  quarters then  commenced a close-down  and sale  procedure in the fourth fiscal  quarter  due to a severe  lack of new  sales  endemic  to the  larger  web-site  design  and consulting industry. Generally speaking, the financial results are a result of Management's decision to invest in  "multi-lingual  web" and operate PAN at the same time the industry  supporting PAN was collapsing.  Using hindsight as a guide, severely curtailing PAN operations sooner and not investing in "multi-lingual web" would have been better decisions.

SALES

     During the Current Year, consolidated sales decreased by $5,309,000 from the Comparable Year to
$8,038,000,  a decrease of 40%. The  individual  operating  units had mixed  results.  BTS showed an increase in sales of $698,307  over the  comparable  year due to a more focused sales effort and new business from existing  customers.  WordHouse sales decreased by $297,893 due to delays in orders by large WordHouse customers.  PAN sales decreased by $5,598,931 as a result of the general downturn of
Internet  related  business.  PAN's largest  customer,  who accounted for 74% of the previous year's revenue,  ceased operations.  PAN's other customers,  many of whom are based on traditional business models, slashed Internet/Web related budgets.

COST OF SALES AND GROSS MARGIN

     During the Current Year,  cost of sales decreased by 22% over the Comparable Year to $6,796,000 principally due to staff  reductions at PAN and, to a lesser extent,  staff  reductions at BTS. As a percentage of sales,  cost of sales increased to 84.5% from 65.3%.  This increase is attributable to the fact that staff cuts at PAN did not happen  soon  enough in the year and when cuts were  finally made,  the cuts were not deep enough.  BTS and WordHouse  continue to operate in a very  competitive environment where profit margins are thin.  Management believes that  commercialization  of services based on the Gedanken technology will allow the Company to offer satisfactory margins going forward.

GENERAL AND ADMINISTRATIVE

     General and  administrative  expenses  increased from the Comparable Year by $893,000 or 33% to
$3,617,000 in the Current Year.  During the first half of the Current Year,  Management  invested to build  administrative  functions to support a company  around  "multi-lingual  web",  which business failed to materialize.

NET INCOME

     Net loss increased from the Comparable  Year by $10,988,000 to $11,176,000 in the Current Year,
principally as a result of the  combination of a $4,200,000  operating loss at PAN and the write-off of the  Company's  investment  in PAN,  including  excess  goodwill,  equipment,  and  research  and development expenses incurred to build a "multi-lingual web" product line. The Company also incurred an impairment loss of $813,968 on its investment in the ESTeam AB developed software cost.

     The net loss caused net loss per share to increase from $.06 per share in the  Comparable  Year to $2.40 per share in the Current Year.

LIQUIDITY AND WORKING CAPITAL

     As of March 31, 2001 the Company had a cash balance of $129,000 compared to $1,700,000 on March
31, 2000. Also, as of March 31, 2001, the Company had negative working capital of $1,220,000 compared to  $3,100,000 on March 31, 2000.  The decreases in cash and working  capital are a direct result of operations at PAN and Management's decision to operate PAN longer than warranted.

     Management  believes that the existing cash balance,  together with revenues from the remaining two  translation  companies,  is  insufficient  to fully implement its plans to exploit the Gedanken
System. Additional funding, either from outside investors,  partners, or customers, will be required in order for the Company to fully realize the potential of the Gedanken System and services based on the system.  The Company  believes  that it will be able to finance its growth from the  issuance of securities and has continued  discussions with a number of potential funding sources.  However,  the
Company  has not  received  any  commitments  with  respect  to such  financing  and there can be no assurance that the Company will be able to finance its planned  growth.  If the Company is unable to secure  additional  financing it may be required to slow its service  offering based on the Gedanken
System or may be required to seek joint  venture  partners  or license  technologies  to others with better resources or cease to be in business.

     The Company is currently in default under a loan facility  agreement  with Progress  Bank.  The amount of the original loan is  $1,200,000.  It important to note that  subsequent to the receipt of the default notice, the Company has paid approximately  $800,000 to Progress Bank in satisfaction of such loan facility.

FISCAL  YEAR ENDED  MARCH 31,  2000  (FISCAL  2000) AS  COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999
(FISCAL 1999)

GENERAL

     During  Fiscal 2000,  the Company  purchased  all of the  outstanding  shares of Planet  Access
Networks,  Inc.  ("Planet  Access"),  a New-Jersey  based web-site design and hosting  company.  The
Company also continued development of computer-based  translation tools licensed from Gedanken, Inc.
(Gedanken") and ESTeam AB ("ESTeam"). The Company continued the historic operations of the Bureau of
Translation Services ("BTS") and the WordHouse Group of Companies ("WordHouse").

SALES

     During Fiscal 2000, consolidated sales increased by $7,360,000 from Fiscal 1999 to $13,347,000, an increase of 123%. Of this increase, the acquisition of Planet Access accounted for $9,006,000, or
67% of total sales. Sales at BTS and WordHouse were lower than during Fiscal 1999. BTS and WordHouse continue  to be affected  by intense  competition  in the market for  translation  and  localization services. As a result, the Company is repositioning itself as a technology company that will use the tools licensed from Gedanken and ESTeam to offer quicker services at lower cost and greater margins.

     During Fiscal 2000,  Brandwise LLC ("Brandwise")  accounted for 74% of Planet Access' revenues.
During the fourth quarter of Fiscal 2000, Brandwise encountered  financial  difficulties and reduced operations.  As a result,  Planet Access and Brandwise  terminated their relationship.  Furthermore, during the fiscal year ending March 31,  2001,  Planet  Access will not have  Brandwise as a client.
Accordingly,  it can be expected  that  unless and until  Planet  Access can  replace  the  revenues generated by Brandwise, Planet Access' revenues will decline.

COST OF SALES AND GROSS MARGIN

     During Fiscal 2000, cost of sales increased by 80% over Fiscal 1999, to $8,715,000, principally as a result of higher sales. As a percentage of sales,  cost of sales decreased from 80.6% to 65.3%.
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

GENERAL AND ADMINISTRATIVE

     General  and  administrative  expenses  increased  from  Fiscal  1999  by  $859,000  or  46% to
$2,724,000,   principally  as  the  result  of  the  acquisition  of  Planet  Access  and  increased administrative  salaries  associated with the expected  launch of translation  services based on the technologies  licensed from Gedanken and ESTeam.  As a percentage of sales,  general  administrative expenses decreased from 31.1% to 20.4%.

NET INCOME

     Net loss decreased from Fiscal 1999 by $1,961,000 to $188,000,  or 91%, principally as a result of the acquisition of Planet Access which added approximately $9,006,000 to revenues,  $1,602,000 to operating profit and $1,541,000 to net income. The reduction in net loss is also attributable to the fact that Planet Access had higher gross margins when compared to BTS and  WordHouse.  Additionally, losses at  WordHouse  were 25% lower  than  Fiscal  1999 due to  increased  sales in the 3rd and 4th quarters of Fiscal 2000, resulting in break-even in the 3rd quarter and a profit in the 4th quarter.

     The Company increased the number of outstanding shares from 2,270,000 shares in the Fiscal 1999 to 3,788,000 shares in Fiscal 2000. The increased number of outstanding shares along with a decrease in net loss  caused net loss per share to  decrease  from $.94 per share in Fiscal  1999 to $.06 per share in Fiscal 2000.

LIQUIDITY AND WORKING CAPITAL

     As of March 31, 2000,  the Company had a cash balance of  $1,700,000  down from  $1,896,000  at
March 31, 1999.  Also, as of March 31, 2000, the Company had working capital of $3,100,000,  up from
$2,141,000 at March 31, 1999.

     The  increase  in  working  capital  was as a result of cash  raised  through  several  private placements of  securities  during Fiscal 2000.  During Fiscal 2000,  the Company  completed a common stock and warrant  offering  through  Pennsylvania  Merchant  Group,  which raised $1.0 million.  In addition the Company  completed a $1.0 million  offering of Series A  Convertible  Preferred  Stock.
Finally,  the Company received  $1,478,112 in proceeds from the exercise of outstanding common stock purchase  warrants.  These proceeds were used to pay the deferred purchase price associated with the acquisition of Planet Access.

     Subsequent to March 31, 2000, the Company raised  additional  proceeds  $2,500,000 in a private placement of common stock with a venture capital fund.

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

     Approximately  35% of the Company's revenue for the fiscal year ended March 31, 2001 is located within countries adopting the Euro (Ireland,  Germany,  France, Spain, the Netherlands and Belgium).
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

                                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT

     During the fiscal year ended March 31, 2001,  the directors  and/or  executive  officers of The
Translation Group were as follows:

      Name                      Age                 Status            Position
      ----                      ---                 ------            --------
      Randy G. Morris            43                 Active            President, Chief Executive
                                                                      Officer/Director
      Charles D. Cascio          64                 Active            Director
      John Toedtman              56                Resigned           Director
                                              February 25, 2001
      Fred LaParo                46                Resigned           Chief Executive Officer of Planet
                                                April 6, 2001         Access Network, Inc./Director
      Gary M. Schlosser          50                 Active            Director
      Theodora Landgren          56                Resigned           Director
                                                April 18, 2001
      Richard J. L. Herson        82             Resigned             Director
                                                March 31, 2001
      Kenneth A. Mack            57                Resigned           Chief Financial Officer
                                                April 19, 2001

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
Mr. Cascio holds a Bachelors Degree in Economics from Iona College.

     FRED LAPARO was a Director  and Chief  Executive  Officer of Planet  Access  Network,  Inc. Mr.
LaParo was one of the original  founders of Planet Access Networks,  Inc. For approximately 10 years prior to founding  Planet  Access  Networks,  Inc.,  Mr. LaParo was a senior  officer of ATI,  which provided  technical  training to Fortune 500 companies in data  handling.  Mr.  LaParo  received his
Bachelor of Fine Arts from New York  University in 1980 with  post-graduate  studies in  interactive telecommunications.

     JOHN  TOEDTMAN was employed by the Company  from  October 1998 through  September  2000 and was appointed as a Director in February  1999.  From 1996 to 1998 Mr.  Toedtman was employed as Managing
Director of Blue Stone Capital  Partners,  L.P., an investment  banking firm.  From 1990 to 1996 Mr.
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

     KENNETH A. MACK was Chief Financial  Officer from December 29, 1999 until April 19, 2001. Prior to joining the Company,  Mr. Mack was the managing partner in the firm of Metsky, Mack & Associates,
CPA's.  Mr. Mack currently  serves on the Board of Directors of Project Acorn as well as the Special
Council  Commission on Revenue and Expenditure for the township of West Orange, New Jersey. He holds a Bachelor  of Science  Degree in  Business  Administration  with an  Accounting  Major from  Bryant
College. He has also authored numerous articles on accounting.

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

     THEODORA  LANDGREN  was a  Director  and  currently  resides in  London,  England.  She was the
Chairperson of the Board of Directors and Chief Operating  Officer of the Company from January 1996, to April 1998 and she was the  Chairman and  President of BTS since  founding the firm in 1984 until
September 2, 1997. Prior to starting BTS she studied linguistics and computer programming at several universities  including Universities of Denver and Innsbruck (Austria) and USC College of Continuing
Education,  as well as  teaching  English to  non-English  speaking  students at the  University  of
Stockholm,  Sweden.  Ms. Landgren is active in the American  Translator's  Association (ATA) and the
Society of Technical Communication (STC).

     RICHARD J. L. HERSON was a Director and former  employee of The Translation  Group.  Mr. Herson served as the Chief  Financial  Officer from July 6, 1995,  until August 31, 1997. From 1945 to 1974
Mr. Herson was a general partner in the firm of Hertz, Herson and Company, CPA's with offices in New
York,  and  Charlotte.  He is  currently  Secretary of the Bruner  Foundation,  where he directs its investment portfolio.  He is also  secretary/treasury of Electro-Kinetic  Systems,  Inc., a publicly held  company.  He  holds a  Bachelor's  Degree  from  the City  College  of New York and a M.S.  in
Accounting  from  Columbia  University.  He has  also  authored  numerous  articles  and a  book  on accounting. Mr. Herson retired as an employee in July 1999.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table  summarizes the total  compensation of the chief executive  officer and the other most highly  compensated  officers  whose  salary is in excess of $100,000 for the fiscal year ending March 31, 2001.
                                                           Summary Compensation Table

====================================================================================================================================
                                                                                                 Long Term Compensation
                                                                                  --------------------------------------------------
                                                 Annual Compensation                        Awards                     Payouts
-------------------------- ---------- ------------------------------------------- ---------------------------- ---------------------
                                                                      Other        Restricted
Name and Principal                                                    Annual         Stock          Stock       LTIP     All Other
Position                                  Salary         Bonus       Compen-        Award(s)      Options/    Payouts     Compen-
                           Year(s)          ($)           ($)       Sation($)         ($)          SARS(#)      ($)      sation($)
------------------------- ---------- ---------------- --------- --------------- ------------- ------------- ---------- -----------
Randy G. Morris            2001        $142,797           -0-     $8,467(xi)                       200,000
President and              2000(ii)    $ 44,387           -0-         -0-
CEO                        1999           N/A             N/A         N/A
-------------------------- ---------- ---------------- ---------- --------------- ------------- -------------- ----------- -------------
Charles D. Cascio          2001        $133,651           -0-      $32,456(i)                      200,000
  President and            2000        $110,877           -0-      $27,955
  CEO                      1999        $108,058           -0-      $24,955
-------------------------- ---------- ---------------- ---------- --------------- ------------- -------------- ----------- -------------
John R. Toedtman           2001       $  51,923           -0-      $ 9,232(iv)                     100,000
  Chief Operating          2000       $ 103,861           -0-      $13,146
  Officer                  1999(iii)  $  46,154           N/A      $ 4,216
-------------------------- ---------- ---------------- ---------- --------------- ------------- -------------- ----------- -------------
Fred LaParo                2001       $132,000            -0-      $12,837(ix)                     244,000
  CEO of Planet            2000       $144,231            -0-      $15,130
  Access Networks          1999          N/A              N/A        N/A
-------------------------- ---------- ---------------- ---------- --------------- ------------- -------------- ----------- -------------
Jeffrey Cartwright         2001       $132,000            -0-      $14,131(x)                      244,000
  Vice President of        2000       $144,231            -0-      $17,267
Planet Access              1999          N/A              N/A         N/A
-------------------------- ---------- ---------------- ---------- --------------- ------------- -------------- ----------- -------------
Kenneth A. Mack            2001       $  81,675           -0-      $10,261(vi)                     157,500
  Chief Financial          2000(v)    $  32,700           -0-       $2,500
  Officer                  1999          N/A              N/A          N/A
-------------------------- ---------- ---------------- ---------- --------------- ------------- -------------- ----------- -------------
Theodora Landgren          2001       $133,843(vii)       -0-       $2,760(viii)
  Chief Operating          2000       $133,843(vii)       -0-       $3,655
  Officer                  1999       $126,748(vii)       -0-       $5,309
========================== ========== ================ ========== =============== ============= ============== =========== =============

(i)      Consists of car allowance and related expenses totaling $10,608,  medical  reimbursement of
         $4,514,  health,  life and  disability  insurance  premiums of $10,415  and life  insurance premiums of $6,919.
(ii)     For the period from December 20, 1999 to March 31, 2000.
(iii)    For the period October 1, 1998 to March 31, 1999.
(iv)     Consists  of car  allowance  and  related  expenses  totaling  $2,941 and health  insurance premiums of $6,291.
(v)      For the period from August 29, 1999 to March 31, 2000.
(vi)     Consists of car allowance of $7,500 and health,  life and disability  insurance premiums of
         $2,761.
(vii)    Consists of settlement agreement payments in lieu of salary.
(viii)   Consists of health insurance premiums of $2,760.
(ix)     Consists of car  allowance  and related  expenses of $6,186,  health,  life and  disability insurance premiums of $4,635 and life insurance premium of $2,016.
(x)      Consists of car allowance of $7,480,  health,  life and  disability  insurance  premiums of
         $4,635 and life insurance premiums of $2,016.
(xi)     Consists of health, life and disability insurance premiums of $8,467.

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
Mr.  Morris has been reducing his  obligation  to the Company by applying his monthly  salary to the obligation.  Management and Mr. Morris are currently in the process of  renegotiating  an Employment
Agreement and the balance of Mr. Morris's obligation.

     In April 2000 the Company and Charles  Cascio  terminated  his prior  employment  agreement and entered into a new three-year  employment agreement as a consultant to the Company's chief executive officer. The agreement,  which provides for base compensation of $125,000 per year, will be extended upon the Company achieving  cumulative gross financing of $4,000,000.  In addition,  Mr. Cascio will receive  incentive  compensation  equal to 50% of his base compensation upon the Company meeting its operating  goals, and five-year  options and warrants to purchase  200,000 shares,  of which 100,000 will vest upon the Company achieving cumulative gross financing of $4,000,000. All of the conditions were met, and all of the warrants and options were granted to Mr. Cascio.

     The Company had four-year written employment contracts dated as of May 1, 1999 with Fred LaParo and  Jeffrey  Cartwright,  the  President  and  Vice  President  of  Planet  Access  Networks,  Inc.
respectively.  Pursuant to the employment  agreement,  Messrs.  LaParo and Cartwright receive a base salary of $150,000 plus annual cost of living adjustments.

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

     See Note 10-Stock Options and Warrants, Notes to Consolidated Financial Statements, relative to the  granting  of options  during the years ended  March 31,  2001 and March 31,  2000,  unexercised options held as of the end of the fiscal year,  options  exercised and options  forfeited during the years.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon information supplied to the Company by its directors, officers and beneficial owners of at last 10% of the common  stock,  the Company  believes that during the fiscal year ended
March 31, 2001,  all filing  requirements  under  Section  16(a)  applicable  to its  directors  and executive officers were met.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information  regarding the beneficial ownership of the Company's common stock, as of July 31, 2001, by (a) each person known by the Company to own beneficially  more than five  percent of the  Company's  outstanding  shares of common  stock,  (b) each  director  and executive officer of the Company who owns shares and (c) all directors and executive officers of the
Company  as a group.  Unless  otherwise  indicated,  all  shares  of  common  stock are owned by the individual  named as sole record and beneficial  owner with  exclusive  power to vote and dispose of such shares.  The reported  numbers and  percentages  include stock  options and warrants  which are currently  exercisable  or  exercisable  within 60 days of July 31,  2001 as required by Item 403 of
Regulation S-B under the Security Exchange Act.

                                                   COMMON STOCK                       PERCENTAGE
         NAME AND ADDRESS                       OWNED BENEFICIALLY                    OF CLASS
         ----------------                       ------------------                    --------

         Charles D. Cascio (1) (2)                   565,000                            10.9%
         30 Washington Avenue
         Haddonfield, NJ  08033

         Theodora Landgren                           277,000                             5.8%
         1901 Walnut Street, Apt. 20E
         Philadelphia, PA  19103

         Richard J.L. Herson (3)                     133,500                             2.7%
         270 Rocky Run Road
         Glen Gardner, NJ  08826

         Gary M. Schlosser (4)                       100,000                             2.0%
         6 Ridgeview Court
         Voorhees, NJ  08043

         John R. Toedtman                            300,000                             6.3%
         11 Birch Drive
         Basking Ridge, NJ  07920

         Frederick LaParo (5)                        521,667                            10.4%
         30 Washington Avenue
         Haddonfield, NJ  08033

         Jeff Cartwright (5)                         521,667                            10.4%
         3o Washington Avenue
         Haddonfield, NJ  08033

         Randy G. Morris (6)                         200,000                             4.0%
         30 Washington Avenue
         Haddonfield, NJ  08033

         Edouard Prisse (7)                          262,100                             5.4%
         Rijksstraatweg 121B
         1396 J J Baambruggle Netherlands

         All Executive Officers and Directors
         As a Group (8)                            2,880,934                            47.4%

(1)  Includes 200,000 currently exercisable warrants and 200,000 currently vested stock options.
(2)  Does not include an aggregate of 144,000 shares owned by his adult  independent  children.  Mr.
     Cascio disclaims beneficial ownership of such shares.
(3)  Includes 100,000 currently vested stock options.
(4)  Includes 100,000 currently vested stock options.
(5)  Includes 46,000 currently exercisable warrants and 184,000 currently vested stock options.
(6)  Includes 200,000 currently vested stock options.
(7)  Includes 60,000 currently vested stock options.
(8)  Includes 1,560,934 shares,  292,000 currently  exercisable  warrants,  and 1,028,000  currently vested stock options owned by all executive officers and directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has an exclusive license  agreement with Gedanken,  for the worldwide rights to an automated  machine  translation  system.  Dr.  Cherny owns a United  States  Patent  that  describes apparatus and methods for  translating  languages  using  advanced  telecommunications  and computer technologies.  The  Company is  obligated  under the  agreement  to pay  royalties  on all  revenues generated that use, in whole or in part, the patent rights and know-how.

     Michael Cascio,  Esquire, the son of Charles Cascio, Director and Consultant of The Translation
Group,  provided  legal  services to the Company for the fiscal  years ended March 31, 2001 and 2000 valued at $53,436 and $44,100, respectively.

     The Company has entered into written  employment  agreements with certain of its officers.  See
"Executive Compensation."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as a part of this Report or are incorporated herein by recipient.

EXHIBIT NO.   DESCRIPTION                                                          METHOD OF FILING
----------    -----------                                                          ----------------
2.1           Stock Purchase Agreement between the Stockholders of Planet Access         (1)
              Networks, Inc., Planet Access Networks, Inc. and the Company, as
              amended dated April 27, 1999 (the PAN "Stock Purchase Agreement")

2.2           Amendment dated September 2, 1999 to the PAN Stock Purchase                (6)
              Agreement
2.3           Amendment dated March 8, 2000 to the PAN Stock Purchase Agreement          (6)

3.1           Restated Certificate of Incorporation of the Company                       (2)

3.2           By-laws of the Company                                                     (2)

3.3           Certificate of Designation for Series A Preferred Stock                    (6)

4.2           Specimen Warrant Certificate                                               (4)

4.4           Revised Form of Warrant Agreement                                          (5)

4.5           Form of Revised Representative's Warrant Agreement                         (5)

4.6           Form of Revised Representative's Warrant                                   (5)

10.1          Lease Agreement between Bureau of Translation Services, Inc. and           (2)
              J.C.G. Partnership dated January 18, 1995

10.2          Employment Agreement between the Company and Charles D. Cascio             (6)
              dated as of April 10, 2000

10.3          Employment Agreement between the Company and Randy G. Morris dated         (6)
              as of December 20, 1999

10.4          The Translation Group, Ltd. 1995 Stock Option Plan                         (1)

10.9          Employment Agreement between the Company and Jeffrey Cartwright            (1)
              dated May 18, 1999

10.10         Employment Agreement between the Company and Frederick LaParo              (1)
              dated May 18, 1999

10.11         Employment Agreement between the Company and John Toedtman dated           (1)
              October 1, 1998

10.12         Stock Pledge Agreement between the Company and various former              (1)
              stockholders of Planet Access Network, Inc. dated May 18, 1999

10.13         License Agreement between the Company and ESTeam AB dated April            (1)
              15, 1999*

*Subject to confidential treatment request pursuant to Rule 24b-2 of the Exchange Act of 1934.

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
(3)      Incorporated by reference to Amendment No. 1 to the Company's Form SB-2
(4)      Incorporated by reference to Amendment No. 2 to the Company's Form SB-2
(5)      Incorporated by reference to Amendment No. 3 to the Company's Form SB-2
(6)      Incorporated by reference to the Form 10-KSB for the fiscal year ended March 31, 2000.

(b)     Reports on Form 8-K.

Since the quarter ended December 31, 2000, the Company filed the following Reports on Form 8-K:

April 26, 2001:  Executory  Agreement  for the  acquisition  of the  outstanding  shares of  Applied
                 Knowledge Systems International, Ltd. was not consumated.

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

                                                              THE TRANSLATION GROUP, LTD.

                                                              By:   /s/ Randy G. Morris
                                                                 -----------------------------------
                                                                 Randy G. Morris, President and CEO,
                                                                 Acting Chief Financial Officer

                                                                 Dated:  August 20, 2001

     In accordance  with the Securities  Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/  Randy G. Morris                        President and CEO                           August 20, 2001
----------------------------------          Director
RANDY G. MORRIS

/s/ Charles D. Cascio
----------------------------------
CHARLES D. CASCIO                           Director                                    August 20, 2001

/s/ Gary M. Schlosser                       Director
----------------------------------
     GARY M. SCHLOSSER

                                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
The Translation Group, Ltd.

We have audited the  accompanying  consolidated  balance sheet of The  Translation  Group,  Ltd. and subsidiaries  as of  March  31,  2001,  and  the  related  consolidated  statements  of  operations, comprehensive loss, changes in stockholders'  equity and cash flows for each of the two years in the period ended March 31, 2001. These consolidated  financial  statements are the responsibility of the
Company's  management.  Our responsibility is to express an opinion on these consolidated  financial statements based on our audits.

We conducted  our audits in  accordance  with auditing  standards  generally  accepted in the United
States of America.  Those standards  require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes  examining,  on a test basis,  evidence supporting the amounts and disclosures in the consolidated  financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management,  as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated  financial position of The Translation Group, Ltd. and subsidiaries as of March 31,
2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated  financial  statements,  the
Company  incurred a net loss of  $11,175,749  for the year ended  March 31,  2001,  currently  has a working capital  deficiency and is in default of its bank debt, that raise  substantial  doubt about the Company's  ability to continue as a going concern.  Management's plan in regard to these matters are also described in Note 3. The consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                 WISS & COMPANY, LLP

Livingston, NJ
August 1, 2001

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                           MARCH 31, 2001

 ASSETS
 Current assets:
   Cash and cash equivalents                                                       $ 129,159
   Accounts receivable, net of allowance for doubtful accounts of $21,500          1,003,165
   Work in process                                                                   192,977
   Loans and receivables from officers                                                56,740
   Other current assets                                                              231,085
                                                                                ------------

 Total current assets                                                              1,613,126

 Property and equipment, net of accumulated depreciation and
   amortization of $1,216,376                                                      2,242,077

 Excess of purchase price over fair value of net assets acquired, net of
   accumulated amortization of $266,140                                              808,243
 Loans and receivables from officers                                                 158,429
 Other assets                                                                         55,278
                                                                                ------------

 TOTAL ASSETS                                                                    $ 4,877,153
                                                                                ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                               $  965,444
   Notes payable                                                                   1,196,658
   Accrued liabilities                                                               626,790
   Deferred income                                                                    78,770
   Deferred income taxes                                                              16,000
                                                                                ------------

 Total current liabilities                                                         2,883,662

 Long-term obligations                                                                   -0-
                                                                                ------------

 TOTAL LIABILITIES                                                                 2,883,662

 Commitments and contingencies

 Preferred stock redeemable at the option of purchasers, $.001 par value,
   1,000,000 authorized, 250,000 shares issued and outstanding                       959,747

 Stockholders' equity:
   Common stock, $.001 par value, 15,000,000 shares authorized, 5,133,765
      shares outstanding, and 5,141,765 shares issued and to be issued                 5,142
   Additional paid-in capital                                                     14,497,757
   Retained earnings (deficit)                                                   (12,911,183)
   Common stock in treasury, 8,000 shares                                            (68,032)
   Subscription receivable                                                          (500,000)
   Accumulated other comprehensive income                                             10,060
                                                                                ------------

 Total stockholders' equity                                                        1,033,744
                                                                                ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 4,877,153
                                                                                ============

 See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                          March 31,        March 31,
                                                                            2001             2000

 Revenue                                                                 $ 8,038,198      $13,346,774
 Cost of revenue                                                           6,795,555        8,714,821
                                                                         -----------      -----------
 Gross profit                                                              1,242,643        4,631,953

 Cost and expenses:
   Selling, general and administration                                     3,616,620        2,724,005
   Corporate administration                                                2,119,832        1,243,594
   Loss on impairment of investment in subsidiary                          2,728,363
   Loss on write-down of property and equipment                            3,412,947
   Amortization of excess of purchase price over
    fair value of net assets acquired                                        400,980          340,417
                                                                         -----------      -----------
 Total                                                                    12,278,742        4,308,016
                                                                         -----------      -----------

 Income (loss) before other income (expense)                             (11,036,099)         323,937

 Other income (expense):
   Interest income                                                            92,470           78,316
   Interest expense                                                          (73,570)        (107,112)
   Amortization of compensatory warrants and finance charges (1)(2)         (299,000)        (315,987)
   Foreign currency gains (losses)                                            (2,543)             815
                                                                         ------------      -----------
                                                                            (282,643)        (343,968)
                                                                         ------------      -----------
 (Loss) income before provision for income taxes                         (11,318,742)         (20,031)

 (Recovery of) provision for income taxes                                   (142,993)         168,378
                                                                        =============      ============
 Net (loss) income                                                      $(11,175,749)      $ (188,409)

 Net (loss) income per common share outstanding (basic and diluted)          $ (2.40)         $ (0.06)
                                                                           ==========       ==========
 Weighted average shares outstanding                                       4,659,955        2,965,805
                                                                           =========        =========

 (1) Includes $76,000 and $266,136 of amortization of deferred stock based interest expense, respectively
 (2) Includes $223,000 of amortization of deferred stock based settlement charges and $49,851 of amortization of deferred stock based public relations expense, respectively

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                         March 31,         March 31,
                                                                           2001              2000

 Net loss                                                            $(11,175,749)      $   (188,409)

 Other comprehensive income (loss):
   Currency translation adjustment                                         (3,635)            (8,231)
                                                                     -------------      -------------
 Comprehensive loss                                                  $(11,179,384)      $   (196,640)
                                                                     =============      =============

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                 Unearned                      Accumulated
                                                                      Additional Portion of                   Other Comprehe-             Total
                                                      Common  Common  Paid-in  Compensatory  Retained  Treasury   nsive   Subscription Stockholders'
                                                       Shares  Stock   Capital   Warrants    Earnings   Stock    Income   Receivable      Equity
                                                      ------- ------ ----------- ----------  --------  -------- --------- ----------  ------------
BALANCE AT MARCH 31, 1999                            2,278,340 $2,278 $6,051,985 $ (45,000) $(1,467,025)$(68,032) $21,926     $   -   $ 4,496,132

  Warrants issued in connection with financing
    arrangements and consulting agreement                                264,000  (264,000)                                                     -

  Amortization of unearned compensation                                            309,000                                                309,000

  Shares issued in satisfaction of debt                 25,000     25     74,975                                                           75,000

  Adjustment of shares for acquisition of Word House   (35,000)   (35)  (209,965)                                                        (210,000)

  Shares issued in connection with private placements  550,000    550  1,000,753                                                        1,001,303

  Shares issued and issuable and warrants issued
     in connection with the acquisition of Planet
     Access Networks, Inc.                             634,668    635  2,813,494                                                        2,814,129

  Shares issued with the exercise of warrants          342,894    343  1,477,769                                                        1,478,112

  Foreign currency translation adjustment                                                                          (8,231)                 (8,231)

  Net loss                                                   -      -          -         -     (188,409)       -        -         -      (188,409)
                                                     ---------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                            3,795,902  3,796 11,473,011             (1,655,434) (68,032)  13,695               9,767,036

  Shares issued with the exercise of warrants           39,272     39    171,480                                                          171,519

  Shares issued in connection with private placement   909,091    909  2,398,183                                           (500,000)    1,899,092

  Shares issued in satisfaction of debt                 27,500     28     29,453                                                           29,481

  Shares issued in satisfaction of settlement
    agreements                                         370,000    370    126,630                                                          127,000

  Warrants issued in connection with financing
    arrangements and settlement agreement                                299,000                                                          299,000

  Foreign currency translation adjustment                                                                          (3,635)                 (3,635)

  Preferred dividends                                                                           (80,000)                                  (80,000)

  Net loss                                                   -      -          -      -     (11,175,749)       -        -         -   (11,175,749)
                                                      --------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                            5,141,765 $5,142 $14,497,757   $ -    $(12,911,183)$(68,032) $10,060 $(500,000)  $ 1,033,744
                                                      --------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEAR ENDED MARCH 31, 2001 AND 2000
                                                                                                       March 31,         March 31,
                                                                                                         2001              2000
                                                                                                       ---------         ---------
Cash flows provided by (used in) operating activities:
     Net loss                                                                                      $ (11,175,749)       $ (188,409)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                                    465,533           451,169
        Amortization of excess purchase price over fair value of net assets acquired                     400,980           340,417
        Amortization of compensatory warrants                                                                  -           309,657
        Loss on impairment of investment in subsidiary                                                 2,728,363                 -
        Writedown of equipment value                                                                   3,412,947                 -
        Allowance and forgiveness of loans to officers                                                   358,240                 -
        Foreign currency translation                                                                      (3,635)           (8,231)
        Deferred income taxes                                                                           (173,000)           78,700
        Stock issued in satisfaction of settlement agreement                                             127,000                 -
        Exercise of warrants related to financing and settlement charges                                 299,000                 -
        Changes in operating assets and liabilities:
           Accounts receivable                                                                           383,641          (824,315)
           Work-in-process                                                                               126,846            70,957
           Other current assets                                                                            2,397           116,715
           Other assets                                                                                   56,174           (44,143)
           Accounts payable                                                                              368,175            72,119
           Accrued liabilities and deferred income                                                       (61,439)          (93,365)
                                                                                                         --------          --------

     Net cash provided by (used in) operating activities                                              (2,684,527)          281,271
                                                                                                      -----------          -------

Cash flows provided by (used in) investing activities:
     Purchase of subsidiary, net of cash acquired                                                              -          (895,567)
     Acquisition of property and equipment                                                            (2,379,883)       (1,725,049)
     Investment in certificate of deposit                                                                      -           106,540
     Loans and advances to officers                                                                      (70,689)         (522,148)
                                                                                                         --------         ---------

     Net cash provided by (used in) investing activities                                              (2,450,572)       (3,036,224)
                                                                                                      -----------        -----------

Cash flows provided by (used in) financing activities:
     Private placement issue                                                                           1,899,092         1,001,303
     Exercise of warrants                                                                                171,519         1,478,112
     Issuance of preferred stock, net of costs                                                           466,125                 -
     Proceeds from issuance of Notes Payable                                                             909,057           475,000
     Proceeds from issuance of long-term obligations                                                     300,000                 -
     Payments on capital lease obligations                                                                (4,200)                -
     Financing costs                                                                                           -            (6,378)
     Principal payments on long-term debt                                                                (97,415)         (388,974)
     Preferred dividends                                                                                 (80,000)                -
                                                                                                         --------        ---------

     Net cash provided by (used in) financing activities                                               3,564,178         2,559,063
                                                                                                      ----------         ---------

Net change in cash and equivalents                                                                    (1,570,921)         (195,890)

Cash and cash equivalents, beginning of year                                                           1,700,080         1,895,970
                                                                                                      ----------         ---------

Cash and cash equivalents, end of year                                                                 $ 129,159       $ 1,700,080
                                                                                                      ==========       ===========

Supplemental disclosure of non-cash investing activities:

    Additions of property and equipment were aquired through the exchange of an accounts receivable of $1,042,349 during the year ended March 31, 2001

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
                                                                                                                         =========

Supplemental disclosure of non-cash financing activities:

    During the year ended March 31, 2001, the Company issued 337,923 shares of common stock at $2.75 per share in exchange for a note receivable of $500,000 and securities investment of $427,555, and the Company issued 27,500 shares of its common stock in satisfaction of an account payable.

Supplemental disclosure of cash flow information:

    Interest Paid                                                                                       $ 57,030
                                                                                                        ========
    Income taxes paid                                                                                   $ 30,007
                                                                                                        ========

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

TTGL was  incorporated in the State of Delaware on July 6, 1995, and under the terms of an agreement and plan of  reorganization,  acquired  100% of the issued and  outstanding  shares of the Bureau of
Translation  Services,  Inc. (BTS) on January 17, 1996. BTS was incorporated in 1984 in the State of
Pennsylvania.  On December 6, 1996, the Company completed its initial public offering (IPO) and sold
705,000  shares of its common stock at a price of $6.00 per share and 1,840,000  warrants at a price of $.20 per warrant. The net proceeds amounted to approximately $3.5 million.

In February 1997,  the Company  obtained an exclusive  worldwide  license and rights to use and sell know-how,  apparatus,  and methods  pertaining to tools and systems  developments  based on a patent application  by the Gedanken  Corporation  ("Gedanken").  Gedanken has been granted a United  States
Patent that describes  apparatus and methods for translating  words,  phrases,  and sentences from a
source  language  to  other  target  languages  using  advanced   telecommunications   and  computer
technologies.  The Company and the  principals  of Gedanken  are  currently  disputing  the parties'
respective rights under a 1997 Licensing Agreement. In the event the dispute between the Company and
Gedanken is not swiftly resolved, the Company intends to file a demand with the American Arbitration
Association.  Based on discussions with management of the Company and with third parties, as well as review of  independent  reports  regarding  the Gedanken  technology,  a limited level of success at
Arbitration may result in the Company recouping its investment in Gedanken due to the inherent value of the technology.

Effective June 30, 1997, and as later amended,  TTGL acquired all the issued and outstanding  common stock of the  companies  that  comprise the Word House Group (Word House) in exchange for 185,000 of its common shares,  later adjusted to 147,900 common shares,  and 200,000  additional  common shares contingent on future earnings levels, of which 102,100 shares were issuable as of March 31, 2001.

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
TTGL has received an  exclusive  worldwide  license for four  identified  applications  and for four additional  applications for a period of fifteen years. For royalties,  development costs, and other information,  see Note 11. The Company and the principals of ESTeam are disputing  their  respective rights under a 1999  Licensing  and  Development  Agreement.  The Company is pursuing its rights via litigation in the Superior Court of New Jersey.

As of May 1, 1999,  the Company  acquired  all the issued and  outstanding  shares of Planet  Access
Networks,  Inc.  (Planet) for 416,668 shares of its common stock and cash in the amount of $900,000.
In order to complete the transaction,  the Company issued warrants to purchase 100,000 shares of its common stock on December 15, 1999, and 218,000  shares of its common stock on March 8, 2000.  Planet was a digital  communications  solutions  provider.  Planet provided an integrated  service offering consisting of strategic  consulting,  design of information  architectures and  user-interfaces  and creation and  customization of software  necessary to implement  digital  communications  solutions.
Planet primarily used Internet-based technologies to create digital communications solutions for the
World  Wide Web.  The sudden and sharp  downturn  in the Web  Development  industry  affected  TTGL, specifically  Planet.  Planet  shut down  operations  on July 31,  2001.  TTGL is in the  process of liquidating,  selling,  or otherwise  disposing of Planet  Access  Networks,  Inc. All proceeds from liquidation or sale will be applied towards retiring debt incurred at Planet.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEARS

The Company's  reporting year ends March 31. For purposes of reporting,  fiscal year ended March 31,
2001 will also be referred to as the 2001 fiscal year; fiscal year ended March 31, 2000 will also be referred to as the 2000 fiscal year; and any reference to fiscal year ended March 31, 1999 will also be referred to as the 1999 fiscal year.

PRINCIPLES OF CONSOLIDATION

The  consolidated  financial  statements  include the accounts of TTGL, BTS, Word House, and Planet.
Planet's  accounts are included from the date of its  acquisition  on May 1, 1999.  All  significant inter-company  accounts  and  transactions  have  been  eliminated.  Accordingly,  the  consolidated financial statements for the year ended March 31, 2001 and 2000 reflect the results of activities of all of these companies.

The Company has accounted for its  acquisition of the Word House Companies under the purchase method of  accounting,  wherein the purchase  price is allocated  to the assets and  liabilities  as of the acquisition date based on estimated  respective fair values.  The excess of purchase price over fair values of net assets  acquired is being  amortized  over fifteen years.  Stockholders'  equity as of
March 31, 2001 includes issuable shares (see Note 13).

The Company has accounted for its acquisition of Planet Access Networks under the purchase method of accounting,  where in the  purchase  price is  allocated  to the  assets and  liabilities  as of the acquisition date based on estimated  respective fair values.  The excess of purchase price over fair value of net assets  acquired was being  amortized over ten years.  Due to the fact that Planet shut down  operations  on July 31,  2001,  as  indicated in Note 1, the balance of the excess of purchase price over fair value of net assets acquired was written-off at March 31, 2001.

REVENUE RECOGNITION

Revenue is accounted for under the percentage of completion method of accounting,  whereby sales and costs are recognized as work on contracts  progresses.  Changes in estimates for revenue,  costs and profits are recognized in the period in which they are determinable. Work in progress represents the excess of revenue recognized for financial reporting purposes over amounts  contractually  permitted to be billed to  customers.  Deferred  income  represents  excess of  amounts  billed  over  revenue recognized for financial reporting purposes. Invoices are rendered based upon terms of the contract.

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

SFAS No. 2, together with FASB No. 86, accounting for research and development (R&D) costs,  require that companies  expense R & D until the research and development  project has reached  technological
feasibility.   The   Company   believes   that  these   releases   apply  to  its   development   of
machine-translation  computer  systems and that such  technological  feasibility  was achieved as at
August 1, 1998.  Accordingly,  all  expenditures  to that point have been  expensed as research  and development  and  capitalized  after that date (see Note 6). In this  regard,  the Company  expensed
$149,000 in fiscal 1999 and  capitalized  $1,062,901,  $1,199,027  and  $180,000 for the years ended
March 31, 2001, 2000 and 1999, respectively.

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

EARNINGS PER COMMON SHARE

The Company has adopted Statement of Financial  Accounting  Standards (SFAS) No. 128,  "Earnings Per
Share" (EPS) which requires dual presentation of basic and diluted EPS for all entities with complex capital  structures  on a  retroactive  basis.  Basic  (loss) per share is  computed  based upon the weighted average number of common shares outstanding during each year, shares contingently  issuable under the Word House  acquisition  as  described  in Note 1, have been  included.  Diluted EPS gives effect to  outstanding  warrants and options using the treasury  stock  method.  For fiscal 2001 and fiscal  2000,  options  and  warrants  were  considered  anti-dilutive  and were  excluded  from the calculation of diluted EPS.

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

CONCENTRATION OF CREDIT RISK

Financial  instruments that potentially  subject the Company to concentration of credit risk consist primarily of cash and  unsecured  trade  receivables.  The Company  maintains  its cash  balances in financial  institutions some of which are insured by the Federal Deposit Insurance Corporation up to
$100,000. At March 31, 2001, there were no uninsured balances.

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

MARKETING AND ADVERTISING

Marketing and advertising costs are expensed as incurred.  Such expenses  approximated  $411,893 and
$54,600 for the years ended March 31, 2001 and 2000, respectively.

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

Other  factors may affect the  Company's  future  operations,  including  the ability to attract and retain qualified  management,  to exploit current marketing efforts,  and to compete successfully in the market, and to raise sufficent capital for future operations (see Note 3)

NOTE 3 - BASIS OF PRESENTATION:

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company  incurred a net loss of  $11,175,749  for the year ended
March 31, 2001,  currently has a working capital  deficiency of over $1,200,000 and is in default of its bank debt that raise  substantial  doubt  about the  Company's  ability to  continue  as a going concern.

         Management  believes that the existing working capital  deficiency,  together with revenues from the remaining two  translation  companies,  are  insufficient  to fully  implement its plans to exploit the Gedanken  System.  Additional  funding,  either from  outside  investors,  partners,  or customers,  will be required in order for the Company to fully realize the potential of the Gedanken
System and services  based on the system.  The Company  believes that it will be able to finance its growth from the issuance of  securities  and has  continued  discussions  with a number of potential funding  sources.  However,  the Company  has not  received  any  commitments  with  respect to such financing and there can be no assurance that the Company will be able to finance its planned growth.
If the  Company is unable to secure  additional  financing,  it may be  required to slow its service offering based on the Gedanken  System or may be required to seek joint venture  partners or license technologies to others with better resources or finally to cease its operations.

NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS:

         The sudden and sharp  general  downturn in the Web  Development  industry  affected  TTGL's subsidiary,  Planet  Access  Networks, as dramatically  as  elsewhere in the  industry.  The Company abandoned  its Insage  brand and its efforts to  engineer a complete  multilingual  web  solution as envisioned.  Planet  Access  ceased  operations  on July 31, 2001.  The Company is in the process of liquidating, selling or otherwise disposing of Planet Access Networks. As required by FASB statement
121,  "Impairment  of  Long-Lived  Assets",  the Company  charged in 2001 to loss in  impairment  of investment $2,728,363 of excess purchase price over fair value of net assets acquired and charged in
2001 to loss on  write-down  of property  and  equipment  $2,598,979  of  machinery,  equipment  and capitalized software costs based on expected liquidation values.

         The Company also expensed approximately $814,000 of property and equipment costs related to its investment in software  license  provided by an agreement  with Esteem AB,  (included in Loss on write-down of property and equipment"). Net realizable value is based on the estimated minimum sales value of the software license.

NOTE 5-SIGNIFICANT CUSTOMERS

For the year ended March 31, 2001, two customers  accounted for  approximately  22% of revenues,  in comparison to one customer that represented 50% of revenues for the year ended March 31, 2000.

The Company has experienced  concentration of credit risk with regard to its accounts  receivable as of March 31, 2001 and 2000.  Three  customers  represented  approximately  40% of the total accounts receivable at March 31, 2001 and one customer  represented  approximately  69% of the total accounts receivable at March 31, 2000 (see Note 14).

NOTE 6-RESEARCH AND DEVELOPMENT

The Company  expensed  approximately  $147,000 for the development of a  machine-translation  system during the year ended March 31, 1999.  The goal for the design of machine tools,  or systems,  is to enhance the translation/localization  (production) process. The Company considers that technological feasibility was achieved as at August 1, 1998, and subsequent payments to the Gedanken  Corporation, in the amount of  $425,000,  $290,000 and $180,000  were  capitalized  for the years ended March 31,
2001, 2000 and 1999, respectively.

In February 1997,  the Company  obtained an exclusive  worldwide  license and rights to use and sell know-how,  apparatus,  and methods  pertaining to tools and systems  developments  based on a patent application by Gedanken. By assignment from Dr. Julius Cherny,  Gedanken applied for a United States
Patent that describes  apparatus and methods for translating  words,  phrases,  and sentences from a
source  language  to  other  target  languages  using  advanced   telecommunications   and  computer
technologies.  The Company is obligated to pay royalties on all revenues generated that use in whole or part the patent rights and know-how. The Company has the right to stop funding at specified times or accomplishment  periods.  The Company has paid Gedanken $750,000 for a translation/  localization system. The Company continued to pay Gedanken in excess of $750,000.

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

In  consideration  of the  worldwide  license,  TTGL has agreed:  to pay  royalties  on sales of any application;  to pay EST a minimum of $50,000 per month  towards  EST's  operating  expenses for two years; and will provide certain development  funding in addition to the $50,000 minimum.  During the years ended March 31, 2001 and 2000, payments in the amount of $357,532 and $874,436,  respectively, were  capitalized  by the Company.  The Company and the  principals  of ESTeam are  disputing  their respective  rights under a 1999  Licensing and  Development  Agreement.  The Company is pursuing its rights via litigation in the Superior Court of New Jersey.

In addition,  TTGL will grant stock options to four employees of EST,  aggregating 102,000 shares of its common  stock at a price of $3.50 per share,  when  certain  levels of sales are  reached.  Such options  are  subject to the  provisions  of TTGL's  1995 Stock  Option  Plan and will vest with the grantees based upon the achievement of revenues by TTGL from the development work of EST.

NOTE 7-PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                                    March 31, 2001     Average Useful Life
                                                                    --------------            (Years)
                                                                                       -------------------
         Equipment (includes $520,000 pledged as
                    collateral for bank notes payable)              $    938,613                5
         Software                                                        284,860                5
         Equipment and software under license                          1,789,634                5
         Office condominium                                              245,182               20
         Furniture & fixtures                                             54,219                5
         Leasehold improvements                                           45,945                5
         Property held for sale                                          100,000
                                                                      ----------
         Total                                                         3,458,453
         Less: accumulated depreciation and amortization              (1,216,376)
                                                                      -----------
         Net property and equipment                                   $2,242,077
                                                                      ==========

For the years ended March 31, 2001 and 2000,  depreciation and  amortization  expenses were $511,106 and $420,461, respectively.

NOTE 8-RELATED PARTY TRANSACTIONS

Due from the Company's chief executive officer (CEO) is a loan of $100,000. This is an interest free loan in connection with his relocation.  The loan is due and payable upon the sale of his New Jersey home or employment termination, whichever occurs earlier.

Due from the Company's  former chief  executive  officer (CEO) is a loan of $170,220 (which includes accrued interest at the rate of 6% per annum) that is  collateralized by 20,000 of such individual's shares  of the  Company's  common  stock.  The loan is being  forgiven  over the life of the  3-year
Employment Contract.

Due from the chief  executive  officer (CEO) and Vice President of Planet are loans of $150,000 each dated  March 31,  2000 at an  interest  rate of 6% per  annum.  Both of these  loans have been fully reserved as doubtful of collection.

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
fees were $53,436 in fiscal 2001 and $44,100 in fiscal 2000.

Gedanken  was paid  $425,000  in fiscal  2001 and  $290,000  in fiscal  2000 by the  Company for the computer  translation  system that Gedanken is developing (see Note 6 relative to the accounting for such payments).

NOTE 9-DEBT

Word House has a bank net overdraft  facility of up to $150,000,  which is  collateralized  by cash, accounts receivable,  and equipment.  The bank has also issued a letter of credit for the account of
Word House in the amount of $50,000 as a security deposit.

On December 6, 2000,  the Company,  excluding  Word House (U.S.  Companies),  received the following credit facilities from Progress Bank:

     $500,000 Line of Credit -

     The line of credit is available to the U.S.  Companies  until  November 30, 2001 at an interest rate of Prime (per Wall Street Journal) plus .50%,  floating.  All advances made under the line of credit will be limited to 80% of all the U.S. Companies' qualified accounts receivable.

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

                  The balances outstanding at March 31, 2001 are as follows:

                           Line of Credit          $   500,000
                           Equipment Loan              283,000
                           Bridge Loan                 400,000
                                                     ---------

                                    Total           $1,183,000
                                                    ==========

         As the loan is in  default  the  entire  amount  due is  recorded  as a current liability in Notes Payable in the accompanying balance sheet at
         March 31, 2001.  The Company is  currently  in default  under the above loan facility  agreement with Progress Bank. The amount of the original loan  is  $1,200,000. Subsequent  to the receipt of the default notice, the  Company  has paid  approximately  $800,000 to  Progress  Bank  in satisfaction of such loan facility.

NOTE 10-INCOME TAXES

As of March 31, 2000 other current assets include  approximately  $22,000 of claims for income taxes paid in prior periods as a result of carry back of operating losses.

The provision (benefits) for taxes on earnings for the years ended March 31, consist of:

                                                                             2001           2000
                                                                             ----           ----

                  Current
                       Federal                                            $      -         $     -
                       State                                                 1,000               -
                       Foreign                                              29,007               -
                                                                          --------         --------
                                                                            30,007               -

                  Deferred
                       Federal                                                   -          36,000
                       State                                              (173,000)        133,000
                       Foreign                                                   -               -
                                                                          --------        --------
                                                                         ($142,993)       $169,000
                                                                         ==========       ========

The  provision  for income  taxes is  different  from that which would be  obtained by applying  the statutory  Federal  income tax rate to income (loss)  before  income  taxes.  The items causing this difference are as follows:
                                                                             2001           2000
                                                                             ----           ----

         Tax expense (benefit) at U.S. statutory rate                    $(3,848,000)    $(100,000)
         Non-deductible expenses:
              Amortization and impairment of goodwill                      1,064,000       116,000
              Amortization of stock based expenses                           102,000       107,000
              Impairment of property and equipment                         1,160,000             -
              Other                                                           12,007        10,000
         State income taxes net of federal benefit                          (114,000)       88,000
         Change in valuation allowance for:
              Use of prior year net operating loss                                 -      (233,000)
              Unavailibility of foreign loss for carryback                   196,000       181,000
              Unavailibility of U.S. net operating loss for carryback      1,285,000             -
                                                                           ---------     ---------
                                                                           ($142,993)    $ 169,000
                                                                           ==========    =========

The tax effect of temporary  differences that give rise to significant  portions of the deferred tax assets and deferred tax liabilities at March 31, are as follows:

                                                                             2001           2000
                                                                             ----           ----
         Deferred tax assets:
              Net operating tax loss carry forward                        $1,518,000     $(388,000)
              Difference in basis of assets for book and
                income taxe purposes                                       1,160,000             -
              Less:  valuation allowance                                  (2,477,000)            -

         Deferred tax liability:
              Difference in basis of assets due to use of the
                           cash method for income tax purposes               217,000       463,000
              State deferred tax net of federal benefit                            -       114,000
                                                                           ---------     ---------
                                                                           $  16,000     $ 189,000
                                                                           =========     =========

NET OPERATING LOSS CARRY-FORWARDS:

The  Company has US Federal  and State  operating  loss carry  fowards  and  deferred  tax assets of approximately $2,477,000 that expire over the ensuing period of twenty years.

The Company has foreign net operating  loss  carry-forwards  of  approximately  $370,000 that do not expire under Dutch tax rules

NOTE 11-PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock and has issued 250,000 shares of convertible  preferred stock at March 31, 2001.  Holders of the preferred  shares are entitled to receive  cumulative  cash  dividends  at the  annual  rate of 8% payable  quarterly.  The shares are convertible  at any time during the five year period ending March 31, 2005, in whole or in part at a price of $4.00 per share.  The preferred  stock can be redeemed by the holder at face value,  at the end of five years.

NOTE 12-STOCK OPTIONS AND WARRANTS

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

The following is a schedule of the status of options granted under the Company's stock option plan:

                                                                              Weighted Average
                                                                               Exercise Price
                                                         Options                 Per Share
                                                         -------                 ---------
    Outstanding at March 31,1996                          -0-
        Granted                                           700,000                   $6.17
                                                        ---------                   -----

    Outstanding at March 31, 1997                         700,000                    6.17
        Granted                                           599,000                    4.75
        Exercised                                          (2,000)                   6.00
        Cancelled                                        (100,000)                   6.00
                                                        ----------                   ----

    Outstanding at March 31, 1998                       1,197,000                   $5.47
                                                        ----------                  -----

        Granted                                           495,000                    4.99
        Cancelled                                        (263,000)                   5.75
                                                         ---------                   ----

    Outstanding at March 31, 1999                       1,429,000                   $5.25
                                                        ---------                   -----

        Granted                                         1,627,500                    3.15
        Cancelled                                        (599,500)                   4.69
                                                        ----------                   ----

    Outstanding at March 31, 2000                       2,457,000                   $4.00
                                                       ----------                   -----

        Granted                                           522,500                    3.44
        Cancelled                                        (237,000)                   4.20
                                                       -----------                  -----

    Outstanding at March 31, 2001                       2,742,500                   $3.88
                                                       ==========                   =====

Exercisable at March 31, 2001                           2,211,250                   $4.04
                                                        =========                   =====
Exercisable at March 31, 2000                             403,750                   $5.41
                                                          =======                   =====
Exercisable at March 31, 1999                             852,300                   $5.37
                                                          =======                   =====
Exercisable at March 31, 1998                             409,200                   $5.12
                                                          =======                   =====

As of March 31,  2001,  the Company had granted  options in excess of the amount  available to grant under the Plan. As of July 27, 2001, 950,000 of the outstanding  options at March 31, 2001 have been cancelled,  leaving 1,792,000 options currently outstanding.  The Company expects that approximately
400,000 of the 1,792,000 outstanding options will be cancelled within the next 3 months.

As of March 31,  2001 for each of the  following  classes of options as  determined  by the range of
exercise  price,  the  following   information  regarding   weighted-average   exercise  prices  and
weighted-average remaining contractual lives of each class is as follows:

                          Weighted        Weighted Average        Number of      Weighted Average
         Number           Average         Remaining Contract      Options        Exercise Price of
         Of               Exercise Price  Life of Outstanding     Currently      Options Currently
         Options          of Options      Options (Years)         Exercisable    Exercisable
         -------          --------------  -------------------     -----------    -----------------
         100,000           $1.50               3.58                 50,000           $1.50
         100,000            2.00               4.00                100,000            2.00
         110,000            2.22               8.67                 27,500            2.22
          30,000            2.25               8.67                  7,500            2.25
         297,500            2.31               6.83                224,375            2.31
          10,000            2.75               8.50                  3,750            2.75
         645,000            3.00               8.55                516,875            3.00
          60,000            4.00               4.33                 60,000            4.00
         100,000            4.06               3.25                100,000            4.06
         620,000            4.50               6.78                510,000            4.50
         270,000            5.00               3.67                221,250            5.00
         190,000            6.00                .58                190,000            6.00
         210,000            6.60               5.58                200,000            6.60
         -------          ------               ----                -------            ----
       2,742,500           $3.88               6.15              2,211,250           $4.04
       =========           =====               ====              =========           =====

The pro forma information regarding net (loss) and (loss) per share as required by SFAS No. 123, has been  determined as if the Company had been accounting for its employee stock options under the fair value method of that  statement.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                              March 31,
                                                                       2001                 2000
                                                                       ----                 ----
Range of risk free interest rates                                  6.10% - 6.30%       6.10% - 6.30%
Dividend yield                                                                0%                  0%
Volatility factor                                                           155%                158%
Expected life of options (in years)                                         5-8                    8

The weighted  average fair value of options  granted was $3.44 for the year ended March 31, 2001 and
$2.57 for the year ended March 31, 2000. The Black-Scholes  option valuation model was developed for use in estimating the fair value of traded options which have no vesting  restrictions and are fully transferable.  In addition,  for traded shares,  option valuation models require the input of highly subjective  assumptions  including the expected  stock price  volatility.  For purposes of pro forma disclosures,  the estimated fair value of the options  granted in fiscals 2001 and 2000 is amortized to expense over the options' average vesting period. The Company's pro forma information follows:

                                                            Year Ended March 31

                                                            2001          2000
                                                            ----          ----

          Pro forma loss                               $12,309,749     $(2,649,411)
                                                       ===========     ============

          Pro forma loss per share                        $  (2.64)         $  (.89)
                                                          =========         ========

The pro  forma  disclosures  presented  above  for  fiscals  2001 and  2000,  respectively,  reflect compensation  expense  only for  options  granted in fiscals  2001 and 2000.  These  amounts may not necessarily  be  indicative  of the pro forma  effect of SFAS No.  123 for  future  periods in which options may be granted.

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

As part of the Credit  Agreement  dated  December 6, 2000 with  Progress Bank as discussed in Note 9 above,  the Company issued 96,000  warrants at an exercise price of $1.38 that expire on December 6,
2008.

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

Outstanding warrants,  exercisable until December 31, 2001 at an exercise price of $4.35, consist of the following:

          Issued in connection with the Initial
          Public Offering                                  2,140,000
                                                           ---------
          Balance at March 31, 1997                        2,140,000
             Granted                                          20,000
             Exercised                                       (13,340)
                                                           ----------
          Balance at March 31, 1998                        2,146,660
                                                           ---------
          Balance at March 31, 1999                        2,146,660
                                                           ---------
             Granted                                             -0-
             Exercised                                      (292,600)
                                                           ----------
          Balance at March 31, 2000                        1,854,060
                                                           ---------
             Granted                                           6,250
             Exercised                                       (33,500)
                                                           ----------
          Balance at March 31, 2001                        1,826,810
                                                           =========

The above outstanding warrants do not include the warrants described above relating to the Company's underwriters'  options to acquire 260,000  warrants and for the option to acquire  100,000  warrants issued to the consultant.

NOTE 13-COMMITMENTS AND CONTINGENCIES

(A) Employment Contracts

The Company has  employment  contracts  with its chief  executive  officer,  former chief  executive officer and the  president  and vice  president of one of its  subsidiaries  that  expired  December
2000(which  is currently  being  negotiated),  April 2003,  and April 2003  respectively.  Aggregate remaining compensation and benefits under such contracts approximate $850,000.

(B) Rent

The Company has operating leases for its production  facilities and office space.  Aggregate minimum future annual rental payments are as follows:

                                        Year Ending
                                          March 31,                    Total
                                          --------                     -----

                                          2002                        $122,000
                                          2003                          15,000

Rent expenses from fiscal years 2001 and 2000 were $419,472 and $324,908, respectively.

(C) Other matters and Litigation

The Company has been sued by a stockholder who is seeking monetary  damages,  specific  performance, equitable relief and costs in the amount of $3,000,000.  The Company settled the matter in July 2001 for 120,000 shares of the Company's common stock in exchange for a full release.

A former officer and director of the Company has made a formal demand to proceed with arbitration in accordance with the rules of the American Arbitration Association wherein the officer alleges breach of the Employment  Agreement  with the Company.  The former  officer was seeking  monetary  damages, specific performance,  equitable relief and costs in the approximate amount of $220,000. The Company and the former officer reached a settlement agreement in May 2001. The former officer will receive a total of $18,500 cash and 250,000 shares of common stock.

The former owner of WordHouse  has sued the Company in the  Netherlands  to annul the 1997  Exchange
Agreement or, in the alternative, for approximately $2 million. The Company believes that this claim is totally without merit, and further, is barred by a 2000 Settlement  Agreement and Mutual Release.
The Company is currently defending the action.

The Company has filed suit against ESTeam, AB for breach of the development contract for a financial translation  system. If the Company's efforts are not realized the remaining net value of the ESTeam
AB developed software license costs included in "Property and Equipment", of approximately $250,000, would be expensed.

The Company and the principals of Gedanken are currently  disputing the parties'  respective  rights under a 1997 Licensing  Agreement.  In the event the dispute between the Company and Gedanken is not swiftly resolved,  the Company intends to file a demand with the American  Arbitration  Association.
Based on discussions  with  management of the Company and with third  parties,  as well as review of independent reports regarding the Gedanken technology, a limited level of success at Arbitration may result in the  Company  recouping  its  investment  in  Gedanken  due to the  inherent  value of the technology.

NOTE 14-ACQUISITIONS AND RECENT AGREEMENTS

SEASIDE PARTNERS, L.P. AGREEMENT

On May 29, 2000, the Company sold 909,091 shares of its common stock for $2.75 per share for a total of $2,500,000 through a private placement with Seaside Partners,  L.P. The $2,500,000  consideration given to the Company by Seaside Partners,  L.P was $300,000 in cash, a $500,000  promissory note due in 90 days with  interest at the rate of 8% per annum and 433,783  shares of common  stock of Sedona
Corp.,  which  together  with  a  payment  from  Seaside  Partners,L.P,were  liquidated  to  provide
$1,700,000.  The Company verbally extended the due date of the promissory note for the short term in return for Seaside Partners, L.P.'s limited surety on additional borrowings. See Note 9.

NOTE 15-SEGMENT OPERATIONS

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

                                                                       2001                  2000
                                                                       ----                  ----
         Translation/localization (United States):
                  Revenue                                             $2,046                $1,348
                  Intercompany revenue                                   (16)                    -
                  Interest income                                          1                     1
                  Interest expense                                                              (3)
                  Intercompany interest
                  Depreciation and amortization                          141                   144
                  Provision for income taxes                               1                     1
                  Total assets                                           755                   589

         Translation/localization (Europe):
                  Revenue                                             $2,796                $3,096
                  Intercompany revenue                                  (195)                  (92)
                  Interest income                                         15

                  Interest expense                                       (58)                  (51)
                  Intercompany interest                                  (35)                  (31)
                  Depreciation and amortization                          161                    93
                  Provision for income taxes                              29
                  Total assets                                           817                 1,051

         Internet and web-site development:
                  Revenue                                             $3,407                $9,006
                  Intercompany revenue                                                         (11)
                  Interest income                                                                1
                  Interest expense                                        (2)                   (1)
                  Depreciation and amortization                          206                   193
                  Provision for income taxes                            (173)                  168
                  Total assets                                           735                 3,440

         Parent:
                  Revenue                                                                   $1,283
                  Intercompany revenue                                                      (1,283)
                  Interest income                                        119                    76
                  Intercompany interest                                   35                    31
                  Interest expense                                       (49)                  (53)
                  Depreciation and amortization                            2                   316
                  Provision for income taxes
                  Total assets                                         3,563                 6,853

NOTE 16-  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June, 2001, the FASB issued SFAS No. 141, "Business  Combinations",  which supercedes APB Opinion
No.  16,  "Business  Combinations",  and  FASB  Statement  No.  38  "Accounting  for  Preacquisition
Contingencies  of  Purchased  Enterprises".  The  scope  of this  Statement  requires  all  business combinations to be accounted for using one method- the purchase method,  and applies to all business combinations  initiated  after June 30, 2001.  This Statement will be adopted by the Company for all combinations  entered  into  after  June 30,  2001,  and is not  expected  to have an  impact of the
Company's financial statements.

In June,  2001,  the FASB  issued  SFAS No.  142,  "Goodwill  and Other  Intangible  Assets",  which supercedes APB No. 17, "Intangible Assets".  This Statement addresses how acquired intangible assets shall be  accounted  for in  financial  statements  upon  acquisition  and how  goodwill  and  other intangible assets should be accounted for after they have been initially recognized in the financial statements.  This  Statement  is required  to be adopted in the first  interim  financial  statement starting with fiscal years  beginning  after  December 15, 2001.  The Company  expects to adopt this
Statement in the first interim  financial  statement for the year ending March 31, 2003. The Company is currently  assessing the effect,  if any,  adoption of this  Statement will have on its financial statements.

In  September,  2000,  the FASB issued SFAS No. 140,  "Accounting  for  Transfers  and  Servicing of
Financial Assets and  Extinguishments  of Liabilities," and Technical  Bulletin 01-1 in July 2001 on
implementation  thereof. SFAS No. 140 replaces,  in its entirety,  SFAS No. 125, and changes many of the rules  regarding  securitizations;  however,  it continues to require an entity to recognize the financing and servicing  assets it controls and the liabilities it has incurred,  and to discontinue recognition  of the  financial  assets when  control has been  surrendered  in  accordance  with the criteria  provided.  The new rules will be applied  prospectively  to transactions  beginning in the second quarter of 2001. Management does not expect the adoption of this statement to have a material impact on its financial statements.

On December 3, 1999,  the SEC issued Staff  Accounting  Bulletin No. 191,  "Revenue  Recognition  in
Financial  Statements",  that provides guidance in applying accounting principles generally accepted in the United States of America to revenue  recognition in financial  statements.  The  application, effective October 1, 2000 did not have an impact on the financial statements.

