Form 10QSB
period 2001-06-30
TRANSLATION GROUP LTD
filed 2001-09-24
CIK 1019356

====================================================================================================

                                            United States
                                 Securities and Exchange Commission
                                       Washington, D.C. 20549

                                             FORM 10-QSB
                                             (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
     Period Ended June 30, 2001.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
     Transition Period From to

Commission file number  000-21725

                                     The Translation Group Ltd.
                       ------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

           Delaware                                                           23-3382869
-------------------------------                               ------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer Identification No.)
 Incorporation or Organization)

30 Washington Avenue
Haddonfield, NJ                                                              08033
----------------------------------------                                   ---------
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

Common Stock, .001 Par Value-Issued 5,284,623 shares as of June 30, 2001.

====================================================================================================

                                                Index

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Condensed consolidated balance sheets - June 30, 2001 (Unaudited) and March
                  31, 2001

                  Condensed consolidated statements of operations - Three months ended June
                  30, 2001 and 2000 (Unaudited)

                  Condensed consolidated statements of comprehensive loss - Three months ended June 30, 2001 and 2000 (Unaudited)

                  Condensed consolidated statements of cash flows - Three months ended June
                  30, 2001 and 2000 (Unaudited)

                  Notes to condensed consolidated financial statements - June 30, 2001 (Unaudited)

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

  Item 3.         Defaults upon Senior Securities

  Item 4.         Submission of Matters to a Vote of Security Holders

  Item 5.         Other Information

  Item 6.         Exhibits and Reports of Form 8-K

Signatures

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                     Consolidated Balance Sheets
                                  June 30, 2001 and March 31, 2001

                                                                              June 30,       March 31,
                                                                                2001            2001
                                                                                ----            ----
 ASSETS
 Current assets:
   Cash and cash equivalents                                                  $ 172,473       $ 129,159
   Accounts receivable, net of allowance for doubtful
    accounts of $11,500 and $21,500, respectively                               790,979       1,003,165
   Work in process                                                              211,547         192,977
   Loans and receivables from officers                                           56,740          56,740
   Other current assets                                                         274,832         231,085
                                                                              ---------       ---------

 Total current assets                                                         1,506,571       1,613,126

 Property and equipment, net of accumulated depreciation and
   amortization of $1,268,835 and $1,216,376, respectively                    2,041,007       2,242,077

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $284,758 and $266,140, respectively               789,626         808,243
 Loans and receivables from officers                                            144,244         158,429
 Other assets                                                                    13,259          55,278
                                                                              ---------       ---------

 TOTAL ASSETS                                                               $ 4,494,707     $ 4,877,153
                                                                            ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                         $ 1,103,212       $ 965,444
   Notes payable                                                              1,320,836       1,196,658
   Accrued liabilities                                                          504,419         626,790
   Deferred income                                                              254,846          78,770
   Deferred income taxes                                                         16,000          16,000
                                                                              ---------       ---------

 Total current liabilities                                                    3,199,313       2,883,662

 Long-term obligations, less current maturities                                       -               -
                                                                              ---------       ---------

 TOTAL LIABILITIES                                                            3,199,313       2,883,662

 Commitments and contingencies

 Preferred stock redeemable at the option of purchasers, $.001 par value,
   1,000,000 authorized, 250,000 shares issued and outstanding                  959,747         959,747

 Stockholders' equity:
   Common stock, $.001 par value, 15,000,000 shares authorized, 5,276,623 and 5,133,765 shares outstanding, respectively, and 5,284,623 and
    and 5,141,765 shares issued and to be issued, respectively                    5,285           5,142
   Additional paid-in capital                                                14,547,614      14,497,757
   Retained earnings (deficit)                                              (13,645,958)    (12,911,183)
   Common stock in treasury, 8,000 shares                                       (68,032)        (68,032)
   Subscription receivable                                                     (500,000)       (500,000)
   Accumulated other comprehensive income                                        (3,262)         10,060
                                                                              ---------       ---------

 Total stockholders' equity                                                     335,647       1,033,744
                                                                              ---------       ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 4,494,707     $ 4,877,153
                                                                            ===========     ===========

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Operations
                          For the three months ended June 30, 2001 and 2000

                                                                              June 30,         June 30,
                                                                                2001            2000
                                                                                ----            ----

 Revenue                                                                     $1,410,190      $1,977,405
 Cost of revenue                                                              1,184,466       1,854,264
                                                                              ---------       ---------

 Gross profit                                                                   225,724         123,141

 Cost and expenses:
   Selling, general and administration                                          586,445         790,871
   Corporate administration                                                     242,927         369,527
   Amortization of excess of purchase price over
    fair value of net assets acquired                                            18,618         100,245
                                                                              ---------       ---------
 Total                                                                          924,799       1,260,643
                                                                              ---------       ---------

 Loss before other income (expense)                                            (699,075)     (1,137,502)

 Other income (expense):
   Interest income                                                               11,192          14,069
   Interest expense                                                             (42,275)        (17,293)
   Foreign currency gains (losses)                                               (2,344)           (985)
                                                                              ---------       ---------
                                                                                (33,427)         (4,209)
                                                                              ---------       ---------

 Loss before provision for income taxes                                        (732,502)     (1,141,711)

 Provision for (recovery of) income taxes                                         2,273         (20,438)
                                                                              ---------       ---------

 Net loss                                                                    $ (734,775)    $(1,121,273)
                                                                             ===========    ============

 Net loss per common share outstanding (basic and diluted)                      $ (0.14)       $ (0.27)
                                                                                ========       ========

 Weighted average shares outstanding                                          5,151,034       4,208,884
                                                                              =========       =========

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                            Consolidated Statements of Comprehensive Loss
                          For the three months ended June 30, 2001 and 2000

                                                                      June 30,           June 30,
                                                                        2001              2000
                                                                        ----              ----

 Net loss                                                            $ (734,775)     $ (1,121,273)

 Other comprehensive income (loss):
   Currency translation adjustment                                      (13,322)          (93,020)
                                                                     -----------     -------------

 Comprehensive loss                                                  $ (748,097)     $ (1,214,293)
                                                                     ===========     =============

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Cash Flow
                          For the three months ended June 30, 2001 and 2000

                                                                                                June 30,     June 30,
                                                                                                  2001         2000
                                                                                                  ----         ----

Cash  flows provided by (used in) operating activities:
  Net loss                                                                                      $ (734,775)     $(1,121,273)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                  63,819          163,009
     Amortization of excess purchase price over fair value of net assets acquired                   18,617          100,245
     Allowance and forgiveness of loans to officers                                                 14,185
     Foreign currency translation adjustment                                                       (13,322)        (106,715)
  Changes in operating assets and liabilities:
     Accounts receivable                                                                           212,186          503,136
     Work in process                                                                               (18,570)         (14,699)
     Other current assets                                                                          (55,107)        (137,533)
     Other assets                                                                                   42,019           (4,030)
     Accounts payable                                                                              137,768         (137,372)
     Accrued liabilities and deferred income                                                        53,705          107,281
                                                                                              ------------     ------------

Net cash provided by (used in) operating activities                                               (279,475)        (647,951)

Cash flows provided by (used in) investing activities:
  Purchase of property and equipment                                                                               (692,853)
  Proceeds from the sale of property and equipment                                                 148,611
  Loans and advances to officers                                                                         -          (55,093)
                                                                                              ------------     ------------

Net cash provided by (used for) investing activities                                               148,611         (747,946)

Cash flows provided by (used in) financing activities:
  Net proceeds from issuance of common stock                                                        50,000        2,107,169
  Net proceeds from notes payable                                                                  124,178          139,997
  Payments on long-term obligations                                                                                 (25,400)
  Preferred dividends                                                                                    -          (20,000)
                                                                                              ------------     ------------

Net cash provided by (used in) financing activities                                                174,178        2,201,766

Net change in cash and cash equivalents                                                             43,314          805,869

Cash and cash equivalents, beginning of period                                                     129,159        1,700,080
                                                                                              ------------     ------------

Cash and cash equivalents, end of period                                                         $ 172,473      $ 2,505,949
                                                                                                ==========      ===========

Supplemental disclosure of non-cash investing activities:
  Additions of property and equipment were acquired through the exchange of an accounts receivable of $1,042,349 during the year ended March 31, 2001

Supplemental disclosure of non-cash financing activities:
  During the year ended March 31, 2001, the Company issued 337,293 shares of common stock at $2.75 per share in exchange for a note receivable of $500,000 and securities investment of $427,555, and the Company issued 27,500 shares of its common stock in satisfaction of an account payable

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                                     $ 12,275         $ 17,293
                                                                                                  ========        =========
     Income taxes                                                                                 $  2,273         $      -
                                                                                                  ========        =========

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 2001 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The Company's  consolidated  financial statements have been prepared on the basis that it is a going concern,  which  contemplates  the realization of assets and the  satisfaction of liabilities in the normal  course of business.  The Company  incurred a net loss of $734,775 for the quarter ended June
30, 2001 and a net loss of $11,175,749 for the year ended March 31, 2001. Currently, the Company has a working  capital  deficiency of over  $1,500,000 and is in default of its bank debt.  These issues raise substantial doubt about the Company's ability to continue as a going concern.

During the fourth quarter of the year ended March 31, 2001,  the Company  commenced a close-down and sale  procedure at Planet  Access  Networks due to a severe lack of new sales  endemic to the larger web-site  design and consulting  industry.  Management  believes that the existing  working  capital deficiency, together with revenues from the remaining two translation companies, are insufficient to fully implement its plans to exploit the Gedanken System.  Additional  funding,  either from outside investors,  partners,  or customers,  will be required in order for the Company to fully realize the potential of the Gedanken System and services based on the system. The Company believes that it will be able to finance its growth from the issuance of securities and has continued  discussions  with a number of potential funding sources.  However, the Company has not yet received any commitments with respect to such financing and there can be no assurance that the Company will be able to finance its planned growth. If the Company is unable to secure additional financing,  it may be required to slow its service  offering based on the Gedanken System or may be required to seek joint venture partners or license technologoes to others with better resources or finally to cease its operations.

The accompanying  unaudited condensed  consolidated financial statements include the accounts of The
Translation  Group,  Ltd.,  Bureau of  Translation  Services,  Inc.,  Word House and  Planet  Access
Networks, Inc. (from the date of acquisition on May 1, 1999). These condensed consolidated financial statements  have been prepared in accordance  with  generally  accepted  accounting  principles  for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally  accepted  accounting  principles for complete  financial  statements.  In the opinion  of  management,  all  adjustments  (consisting  of normal  recurring  accruals)  considered necessary for a fair presentation  have been included.  Operating results for the three month period ended June 30, 2001 are not necessarily  indicative of the results that may be expected for the year ended March 31, 2002.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted  accounting  principles  have been omitted in accordance  with rules and regulations of the
Securities  and Exchange  Commission.  The  financial  statements  in this report  should be read in conjunction  with the  financial  statements  and notes  thereto  included in the Form 10-KSB of The
Translation Group, Ltd. (the "Company") for the year ended March 31, 2001.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 2001 (UNAUDITED)

NOTE B - EARNINGS PER SHARE

For the purpose of computing earnings per share,  average shares outstanding during the three months ended June 30, 2001 and 2000 was  5,151,034  and  4,208,884  respectively.  In  addition,  there are outstanding  common  stock  options  of  approximately  1,800,000  shares  at an  average  price  of approximately  $4.00 per share and approximately  1,830,000 warrants to purchase common stock of the
Company at an average price of approximately $4.35 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

NOTE C - COMMITMENTS AND CONTINGENCIES

The former owner of Word House has sued the Company in the  Netherlands  to annul the 1997  Exchange
Agreement or, in the alternative, for approximately $2 million. The Company believes that this claim is totally without merit, and further, is barred by a 2000 Settlement  Agreement and Mutual Release.
The Company is currently defending this action.

The Company has filed suit against ESTeam, AB for breach of the development contract for a financial translation  system.  If the  Company' s efforts are not  realized  the  remaining  net value of the
ESTeam, AB developed  software license costs included in "Property and Equipment",  of approximately
$250,000 would be expensed.

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

NOTE D - BANK LOAN

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
                                      JUNE 30, 2001 (UNAUDITED)

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

The Company is currently in default under the above loan facility  agreement  with Progress Bank. As the loan is in default, the entire amount is recorded as a current liability in Notes Payable in the accompanying  Balance  Sheet at June 30,  2001.  The  amount  of the  original  loan is  $1,200,000.
Subsequent  to the receipt of the default  notice,  the Company has paid  approximately  $800,000 to
Progress Bank in satisfaction of such loan facility.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the material contained in Management's Discussion and Analysis of
Financial Condition and Results of Operations is forward-looking. For the purpose of the safe harbor provisions for forward-looking  statements of the Private Securities  Litigation Reform Act of 1995,
readers are urged to review the Company's  Annual Report on Form 10-KSB for the year ended March 31,
2001 for a list of certain important factors that may cause actual results to materially differ from those described below.

OVERVIEW AND STRATEGY

As detailed in the Company's Form 10-KSB for the year ending March 31, 2001,  Planet Access Networks ceased operations on July 31, 2001. Substantially all of its assets have been liquidated.

The Company has refocused its efforts on the  translation and  localization  business with a special emphasis on deploying  the Gedanken  technology  to improve  efficiencies  and open new markets.  As disclosed  in the  Company's  Form 10-KSB for the year ending  March 31,  2001,  the Company and the principals of Applied Knowledge Systems International (AKSI), owner of the Gedanken technology,  are currently  disputing the parties' respective rights under a 1997 Licensing  Agreement.  As such, the
Company has been unable to pursue its plans to deploy Gedanken for commercial purposes. In the event the dispute  between the Company  and AKSI is not swiftly  resolved,  the Company  intends to file a demand with the American  Arbitration  Association,  as previously  indicated in the Company's  Form
10-KSB for the year ending March 31, 2001.

The  Company's  two  remaining  subsidiaries,  Word  House and The Bureau of  Translation  Services,
continue to serve customers in the traditional translation and localization markets.

RESULTS OF OPERATIONS

REVENUES.  Revenues for the quarter ended June 30, 2001 (the "Current Quarter")  decreased $567,000, to $1,410,000 from $1,977,000 for the quarter ended June 30, 2000 (the "Comparable Quarter").

GROSS PROFIT. Gross profit increased $103,000 in the Current Quarter, to $226,000,  or 16% of sales, from $123,000, or 6% of sales, in the Comparable Quarter.

SELLING, GENERAL AND ADMINISTRATION. Selling, general and administration ("SG&A") expenses decreased to $586,000 during the Current Quarter, from $791,000 in the Comparable Quarter.

NET LOSS. The Company had a net loss of $734,775  during the Current Quarter as compared to net loss of $1,121,273 for the Comparable Quarter.

The above changes are related to the decrease in sales due to the  close-down  and sale procedure at
Planet Access Networks that commenced in the fourth quarter of the year ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001 the Company had a cash balance of $172,473  compared to  $2,505,949  on June 30,
2000. Also, as of June 30, 2001 the Company had negative  working capital of $1,692,742  compared to working  capital of  $2,825,120 on June 30, 2000.  The  decreases in cash and working  capital are a direct  result of  operations at Planet  Access  Networks and  Management's  decision to operate PAN longer than warranted, as outlined in the Company's Form 10-KSB dated March 31, 2001.

Management  believes that the existing  cash balance,  together with revenues from the remaining two translation companies,  is insufficient to fully implement its plans to exploit the Gedanken System.
Additionally,  funding, either from outside investors,  partners, or customers,  will be required in order for the Company to fully  realize the potential of the Gedanken  System and services  based on the system.  The Company  believes  that it will be able to finance its growth from the  issuance of securities and has continued  discussions with a number of potential funding sources.  However,  the
Company has not received any commitments  with respect to such funding and there can be no assurance that the  Company  will be able to finance its  planned  growth.  If the Company is unable to secure additional financing it may be required to slow its service offering based on the Gedanken System or may be  required  to seek joint  venture  partners  or license  technologies  to others  with better resources or cease to be in business.

The Company is currently in default under a loan facility  agreement  with Progress Bank. The amount of the original loan is  $1,200,000.  It is important to note that  subsequent to the receipt of the default notice, the Company has paid approximately $800,000 to Progress Bank in satisfaction of such loan  facility.  The Company has also  negotiated  and agreed to the terms of a complete  settlement agreement  with Progress  Bank  regarding the loan in question,  however,  the agreement  awaits the signature of both parties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  Company's  exposure  to market risk  relates  primarily  to changes in  interest  rates and the resulting  impact on its  invested  cash.  The  Company  has not and does not plan to enter into any derivative  financial  instruments  for hedging or  speculative  purposes.  As of June 30, 2001, the
Company had no other significant material exposure to market risk.

PART II - OTHER INFORMATION

         Item I. Legal Proceeding -

         The former  owner of Word House has sued the Company in the  Netherlands  to annul the 1997
         Exchange  Agreement  or, in the  alternative,  for  approximately  $2 million.  The Company believes  that this  claim is  totally  without  merit,  and  further,  is barred by a 2000
         Settlement Agreement and Mutual Release. The Company is currently defending this action.

         The Company has filed suit against ESTeam, AB for breach of the development  contract for a financial  translation system. If the Company' s efforts are not realized the remaining net value of the  ESTeam,  AB  developed  software  license  costs  included in  "Property  and
         Equipment", of approximately $250,000 would be expensed.

         The Company and the principals of Gedanken are currently  disputing the parties" respective rights under a 1997 Licensing  Agreement.  In the event the dispute between the Company and
         Gedanken is not swiftly  resolved,  the Company  intends to file a demand with the American
         Arbitration Association. Based on discussions with management of the Company and with third parties,  as well as review of independent  reports  regarding the Gedanken  technology,  a limited level of success at arbitration may result in the Company  recouping its investment in Gedanken due to the inherent value of the technology.

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

                                                              The Translation Group, Ltd.

Dated  September 24, 2001                                      /s/ Randy G. Morris
                                                              --------------------------------------
                                                              Randy G. Morris
                                                              President & CEO, Acting
                                                              Chief Financial Officer