Form 10QSB
period 2001-09-30
TRANSLATION GROUP LTD
filed 2001-12-18
CIK 1019356

====================================================================================================

                                            United States
                                 Securities and Exchange Commission
                                       Washington, D.C. 20549

                                             FORM 10-QSB
                                             (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 For the
    Period Ended September 30, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
    Transition Period From to

Commission file number  000-21725

                                     The Translation Group Ltd.
                       ------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

           Delaware                                                          23-3382869
-------------------------------                               --------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer Identification No.)
 Incorporation or Organization)

30 Washington Avenue
Haddonfield, NJ                                                                 08033
----------------------------------------                                      ----------
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

Common Stock, .001 Par Value-Issued 5,284,623 shares as of September 30, 2001.

====================================================================================================

                                                INDEX

Part I.  Financial Information

  Item 1.    Financial Statements

             Condensed consolidated balance sheets - September 30, 2001 and March 31, 2001 (Unaudited)

             Condensed consolidated statements of operations - Three months ended September 30, 2001 and 2000 (Unuadited); six months ended September 30, 2001 and 2000 (Unaudited)

             Condensed consolidated statements of comprehensive loss - Three months ended September
             30, 2001 and 2000 (Unaudited); six months ended September 30, 2001 and 2000 (Unaudited)

             Condensed consolidated statements of cash flows - Six months ended September 30, 2001 and 2000 (Unaudited)

             Notes to condensed consolidated financial statements - September 30, 2001 (Unaudited)

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

  Item 1.    Legal Proceedings

  Item 2.    Changes in Securities

  Item 3.    Defaults upon Senior Securities

  Item 4.    Submission of Matters to a Vote of Security Holders

  Item 5.    Other Information

  Item 6.    Exhibits and Reports of Form 8-K

Signatures

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                SEPTEMBER 30, 2001 AND MARCH 31, 2001

                                                                            September 30,     March 31,
                                                                                 2001            2001
                                                                                 ----            ----
 ASSETS
 Current assets:
   Cash and cash equivalents                                                   $ 22,975      $ 129,159
   Accounts receivable, net of allowance for doubtful
    accounts of $5,000 and $21,500, respectively                                582,067      1,003,165
   Work in process                                                              103,358        192,977
   Loans and receivables from officers                                          186,799         56,740
   Other current assets                                                         239,587        231,085
                                                                            -----------    -----------

 Total current assets                                                         1,134,786      1,613,126

 Property and equipment, net of accumulated depreciation and
   amortization of $625,788 and $1,216,376, respectively                      1,788,469      2,242,077

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $302,500 and $266,140, respectively               771,008        808,243
 Loans and receivables from officers                                                           158,429
 Other assets                                                                    64,527         55,278
                                                                            -----------    -----------

 TOTAL ASSETS                                                               $ 3,758,790    $ 4,877,153
                                                                            ===========    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                           $ 815,805      $ 965,444
   Notes payable                                                                458,434      1,196,658
   Accrued liabilities                                                          561,448        626,790
   Deferred income                                                              173,244         78,770
   Deferred income taxes                                                              -         16,000
                                                                            -----------    -----------

 Total current liabilities                                                    2,008,931      2,883,662

 Long-term obligations, less current maturities                                      -               -
                                                                            -----------    -----------

 TOTAL LIABILITIES                                                            2,008,931      2,883,662

 Commitments and contingencies

 Preferred stock redeemable at the option of purchasers, $.001 par value,
   1,000,000 authorized, 250,000 shares issued and outstanding                  959,747        959,747

 Stockholders' equity:
   Common stock, $.001 par value, 15,000,000 shares authorized, 5,276,623 and 5,133,765 shares outstanding, respectively, and 5,284,623 and
    and 5,141,765 shares issued and to be issued, respectively                    5,285          5,142
   Additional paid-in capital                                                14,547,614     14,497,757
   Retained earnings (deficit)                                              (13,692,604)   (12,911,183)
   Common stock in treasury, 8,000 shares                                       (68,032)       (68,032)
   Subscription receivable                                                                    (500,000)
   Accumulated other comprehensive income                                        (2,151)        10,060
                                                                            ------------    -----------

 Total stockholders' equity                                                     790,112      1,033,744
                                                                            -----------    -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 3,758,790    $ 4,877,153
                                                                            ===========    ===========

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                        AND THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                             3 Months           3 Months           6 Months           6 Months
                                                           September 30,       September 30,      September 30,     September 30,
                                                               2001                2000               2001             2000
                                                               ----                ----               ----             ----

 Revenue                                                  $  1,096,948        $ 1,639,085        $ 2,396,955        $ 3,616,490
 Cost of revenue                                               646,254          1,717,011          1,720,537          3,571,275
                                                           -----------        -----------        -----------        -----------

 Gross profit                                                  450,694            (77,926)           676,418             45,215

 Cost and expenses:
   Selling, general and administration                         261,637            829,811            848,082          1,620,682
   Corporate administration                                    308,028            501,181            550,954            870,708
   Loss on write-off of loan to subsidiary                                                            76,809
   Write-off due to closing of subsidiaries                    (27,031)                             (27,031)
   Amortization of excess of purchase price over
    fair value of net assets acquired                           17,742            100,245             36,360            200,490
                                                           -----------        -----------        -----------        -----------
 Total                                                         560,376          1,431,237          1,485,174          2,691,880
                                                           -----------        -----------        -----------        -----------

 Loss before other income (expense)                           (109,682)        (1,509,163)          (808,756)        (2,646,665)

 Other income (expense):
   Interest income                                               4,517             37,291             15,710             51,361
   Forgiveness of debt                                          59,898                                59,898
   Interest expense                                               (312)            (4,310)           (42,588)           (21,603)
   Foreign currency gains (losses)                                  89                985             (2,255)                 -
                                                           -----------        -----------        -----------        -----------
                                                                64,192             33,966             30,765             29,758
                                                           -----------        -----------        -----------        -----------

 Loss before provision for income taxes                        (45,490)        (1,475,197)          (777,991)        (2,616,907)

 Provision for (recovery of) income taxes                        1,156            (68,078)             3,429            (88,516)
                                                           -----------        -----------        -----------        -----------

 Net loss                                                    $ (46,646)      $ (1,407,119)       $  (781,420)      $ (2,528,391)
                                                           ============      =============       ============      =============

 Net loss per common share outstanding
       (basic and diluted)                                     $ (0.01)           $ (0.30)         $   (0.15)           $ (0.55)
                                                               ========          ========          ==========           ========

 Weighted average shares outstanding                         5,276,623          4,742,060          5,214,171          4,556,600
                                                             =========         ==========          =========          =========

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                        AND THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                         3 Months          3 Months        6 Months           6 Months
                                       September 30,    September 30,    September 30,      September 30,
                                           2001             2000             2001               2000
                                           ----             ----             ----               ----

 Net loss                               $ (46,646)      $ (1,407,119)      $ (781,420)      $ (2,528,391)

 Other comprehensive income (loss):
   Currency translation adjustment           1,111             92,750         (12,211)              (270)
                                        ----------      -------------      -----------      -------------

 Comprehensive loss                     $ (45,535)      $ (1,314,369)      $ (793,631)      $ (2,528,661)
                                        ==========      =============      ===========      =============

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Cash Flow
                        For the six months ended September 30, 2001 and 2000

                                                                                             September 30,       September 30,
                                                                                                  2001               2000
                                                                                                  ----               ----

Cash  flows provided by (used in) operating activities:
  Net loss                                                                                    $ (781,420)        $ (2,528,391)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                               112,056              319,010
     Amortization of excess purchase price over fair value of net assets acquired                 37,235              200,490
     Allowance and forgiveness of loans to officers                                               28,370
     Loss on write-down of property and equipment                                                117,624
     Forgiveness of note payable by bank                                                         (29,898)
     Foreign currency translation adjustment                                                     (12,211)                (270)
  Changes in operating assets and liabilities:
     Accounts receivable                                                                         421,098              430,576
     Work in process                                                                              89,619               92,225
     Other current assets                                                                        (27,362)            (342,121)
     Other assets                                                                                 (9,249)             (19,131)
     Accounts payable                                                                           (149,639)             (91,698)
     Accrued liabilities and deferred income                                                      37,189              (12,944)
     Deferred income taxes                                                                       (16,000)                   -
                                                                                                 --------            --------

Net cash provided by (used in) operating activities                                             (182,588)          (1,952,254)

Cash flows provided by (used in) investing activities:
  Purchase of property and equipment                                                              (1,781)          (1,550,246)
  Proceeds from the sale of property and equipment                                               244,568
  Loans and advances to officers                                                                      -               (40,630)
                                                                                               ---------              --------

Net cash provided by (used for) investing activities                                             242,787           (1,590,876)

Cash flows provided by (used in) financing activities:
  Net proceeds from issuance of common stock                                                      50,000            2,552,644
  Proceeds from stock subscription receivable                                                    500,000
  Net proceeds from notes payable                                                                 86,776              268,542
  Payments on long-term obligations                                                             (803,159)             (54,048)
  Preferred dividends                                                                                  -              (40,000)
                                                                                               ---------             --------

Net cash provided by (used in) financing activities                                             (166,383)           2,727,138
                                                                                               ----------           ---------

Net change in cash and cash equivalents                                                         (106,184)            (815,992)

Cash and cash equivalents, beginning of period                                                   129,159            1,700,080
                                                                                               ---------            ---------

Cash and cash equivalents, end of period                                                       $ 22,975             $ 884,088
                                                                                               =========            =========

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

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                                   $ 12,588             $ 17,293
                                                                                                =========            ========
     Income taxes                                                                                $ 3,429             $      -
                                                                                                =========            ========

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 2001 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The Company's  consolidated  financial statements have been prepared on the basis that it is a going concern,  which  contemplates  the realization of assets and the  satisfaction of liabilities in the normal  course of  business.  The Company  incurred a net loss of $781,420  for the six months ended
September 30, 2001 and a net loss of $11,175,749 for the year ended March 31, 2001.  Currently,  the
Company has a working capital  deficiency of over $800,000 and is renegotiating its bank debt. These issues raise substantial doubt about the Company's ability to continue as a going concern.

During the fourth quarter of the year ended March 31, 2001,  the Company  commenced a close down and sale  procedure at Planet  Access  Networks due to a severe lack of new sales  endemic to the larger web-site design and consulting industry.  Additionally, a close down and sale procedure at Bureau of
Translation  Services,  Inc. has  commenced in the third  quarter of the year ending March 31, 2002.
Management  believes that the existing working capital  deficiency,  together with revenues from the remaining  translation company, is insufficient to fully implement its plans to exploit the Gedanken
System. Additional funding, either from outside investors,  partners, or customers, will be required in order for the Company to fully realize the potential of the Gedanken System and services based on the system.  The Company  believes  that it will be able to finance its growth from the  issuance of securities and has continued  discussions with a number of potential funding sources.  However,  the
Company has not yet received any  commitments  with  respect to such  financing  and there can be no assurance that the Company will be able to finance its planned  growth.  If the Company is unable to secure additional  financing,  it may be required to slow its service offering based on the Gedanken
System or may be required to seek joint  venture  partners  or license  technologies  to others with better resources.

The accompanying  unaudited condensed  consolidated financial statements include the accounts of The
Translation  Group,  Ltd.,  Bureau of  Translation  Services,  Inc.,  Word House and  Planet  Access
Networks, Inc. (from the date of acquisition on May 1, 1999). These condensed consolidated financial statements  have been prepared in accordance  with  generally  accepted  accounting  principles  for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally  accepted  accounting  principles for complete  financial  statements.  In the opinion  of  management,  all  adjustments  (consisting  of normal  recurring  accruals)  considered necessary for a fair  presentation  have been included.  Operating  results for the six-month period ended September 30, 2001 are not necessarily  indicative of the results that may be expected for the year ended March 31, 2002.

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

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 2001 (UNAUDITED)

NOTE B - EARNINGS PER SHARE

For the purpose of computing earnings per share,  average shares outstanding during the three months ended September 30, 2001 and 2000 was 5,276,623 and 4,742,060,  respectively  and for the six months ended September 30, 2001 and 2000 was 5,214,171 and 4,556,600 respectively.  In addition,  there are outstanding  common  stock  options  of  approximately  1,150,000  shares  at an  average  price  of approximately  $4.00 per share and approximately  1,830,000 warrants to purchase common stock of the
Company at an average price of approximately $1.25 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

NOTE C - COMMITMENTS AND CONTINGENCIES

The former owner of Word House has sued the Company in the  Netherlands  to annul the 1997  Exchange
Agreement or, in the alternative, for approximately $2 million. The Company believes that this claim is totally without merit, and further, is barred by a 2000 Settlement  Agreement and Mutual Release.
The Company is currently defending this action and has filed its own action against the former owner of Word House, in an arbitration proceeding filed by the Company in The Netherlands.

The Company has filed suit against ESTeam, AB for breach of the development contract for a financial translation  system.  If the  Company' s efforts are not  realized  the  remaining  net value of the
ESTeam, AB developed  software license costs included in "Property and Equipment",  of approximately
$250,000 would be expensed.

The Company and the principals of Gedanken are currently  disputing the parties'  respective  rights under a 1997 Licensing  Agreement.  On November 19, 2001, the Company filed a claim against Gedanken and all related  parties  with the  American  Arbitration  Association,  as provided for in the 1997
Licensing Agreement.

NOTE D - BANK LOAN

On December 6, 2000, the Company,  excluding Word House (U.S. Companies),  received a line of credit in the  amount of  $1,200,000  from  Progress  Bank.  The  Company  was in  default  under this loan agreement. After payments of approximately $900,000 to Progress Bank, the Company has negotiated and agreed to the terms of a complete settlement with Progress Bank regarding the loan in question.  The agreement calls for a repayment of $350,000 payable 9 to 12 months after the agreement is signed.

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

OVERVIEW AND STRATEGY

As detailed in the Company's Form 10-KSB for the year ending March 31, 2001,  Planet Access Networks ceased operations on July 31, 2001.  Substantially  all of its assets have been liquidated.  A close down and sale procedure at Bureau of Translation  Services,  Inc. has commenced in the third quarter of the year ending March 31, 2002 (the current fiscal year).

The Company has refocused its efforts on the  translation and  localization  business with a special emphasis on deploying  the Gedanken  technology  to improve  efficiencies  and open new markets.  As disclosed  in the  Company's  Form 10-KSB for the year ending  March 31,  2001,  the Company and the principals of Applied Knowledge Systems International (AKSI), owner of the Gedanken technology,  are currently  disputing the parties' respective rights under a 1997 Licensing  Agreement.  As such, the
Company has been unable to pursue its plans to deploy Gedanken for commercial purposes.  On November
19, 2001,  the Company  filed a claim  against  Gedanken  and all related  parties with the American
Arbitration Association, as provided for in the 1997 Licensing Agreement.

The Company's  remaining  subsidiary,  Word House,  continues to serve  customers in the traditional translation and localization markets.

RESULTS OF OPERATIONS

Revenues.  Revenues for the quarter  ended  September  30, 2001 (the  "Current  Quarter")  decreased
$542,000,  to $1,097,000 from  $1,639,000 for the quarter ended September 30, 2000 (the  "Comparable
Quarter").  Revenues for the six months ended  September 30, 2001 (the "Current  Period")  decreased
$1,220,000,  to  $2,397,000  from  $3,616,000  for the six  months  ended  September  30,  2000 (the
"Comparable Period").

Gross Profit.  Gross profit increased $529,000 in the Current Quarter, to $451,000 from $(78,000) in the  Comparable  Quarter.  Gross profit  increased  $631,000 for the Current Period to $676,000 from
$45,000 for the Comparable Period.

Selling, General and Administration. Selling, general and administration ("SG&A") expenses decreased to $262,000 during the Current Quarter,  from $830,000 in the Comparable Quarter.  Selling,  general and administration ("SG&A") expenses decreased to $848,000 during the Current Period from $1,621,000 for the Comparable Period.

Net Loss. The Company had a net loss of $46,646  during the Current  Quarter as compared to net loss of $1,407,119 for the Comparable Quarter.  The Company had a net loss of $781,420 during the Current
Period as compared to net loss of $2,528,391 for the Comparable Period.

The above changes are related to the decrease in sales due to the  close-down  and sale procedure at
Planet Access Networks, Inc. and Bureau of Translation Services, Inc.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001 the Company had a cash balance of $22,975 compared to $884,088 on September
30, 2000.  Also,  as of  September  30, 2001 the Company had  negative  working  capital of $874,145 compared to working  capital of $1,222,082 on September 30, 2000.  The decreases in cash and working capital are a direct result of operations at Planet Access Networks,  Inc. and Bureau of Translation
Services,  Inc., as outlined in the Company's  Form 10-KSB dated March 31, 2001,  and the subsequent planned shut down of both subsidiaries.

Management  believes that the existing  cash balance,  together with revenues from the remaining two translation companies,  is insufficient to fully implement its plans to exploit the Gedanken System.
Additionally,  funding, either from outside investors,  partners, or customers,  will be required in order for the Company to fully  realize the potential of the Gedanken  System and services  based on the system.  The Company  believes  that it will be able to finance its growth from the  issuance of securities and has continued  discussions with a number of potential funding sources.  However,  the
Company has not received any commitments  with respect to such funding and there can be no assurance that the  Company  will be able to finance its  planned  growth.  If the Company is unable to secure additional financing it may be required to slow its service offering based on the Gedanken System or may be  required  to seek joint  venture  partners  or license  technologies  to others  with better resources.

The Company was in default under a loan facility  agreement  with Progress  Bank.  The amount of the original loan was $1,200,000. After payments of approximately $900,000 to Progress Bank, the Company has  negotiated  and agreed to the terms of a complete  settlement  with Progress Bank regarding the loan in question. The agreement calls for a total repayment of $350,000 payable 9 to 12 months after the agreement is signed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  Company's  exposure  to market risk  relates  primarily  to changes in  interest  rates and the resulting  impact on its  invested  cash.  The  Company  has not and does not plan to enter into any derivative financial  instruments for hedging or speculative purposes. As of September 30, 2001, the
Company had no other significant material exposure to market risk.

PART II - OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS -

         The former  owner of Word House has sued the Company in the  Netherlands  to annul the 1997
         Exchange  Agreement  or, in the  alternative,  for  approximately  $2 million.  The Company believes  that this  claim is  totally  without  merit,  and  further,  is barred by a 2000
         Settlement Agreement and Mutual Release. The Company is currently defending this action and has  filed its own  action  against  the  former  owner of Word  House,  in an  arbitration proceeding filed by the Company in The Netherlands.

         The Company has filed suit against ESTeam, AB for breach of the development  contract for a financial  translation system. If the Company' s efforts are not realized the remaining net value of the  ESTeam,  AB  developed  software  license  costs  included in  "Property  and
         Equipment", of approximately $250,000 would be expensed.

         The Company and the principals of Gedanken are currently  disputing the parties' respective rights under a 1997  Licensing  Agreement.  On November 19, 2001, the Company filed a claim against  Gedanken and all related  parties with the American  Arbitration  Association,  as provided for in the 1997 Licensing Agreement.

ITEM 2. CHANGES IN SECURITIES - none

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -

         The 8% preferred  dividends have not been paid for the quarters ended March 31, 2001,  June
         30, 2001, and September 30, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

ITEM 5. OTHER INFORMATION -

         This Form 10-QSB has not been reviewed by our auditors.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K - NONE

                                             SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              The Translation Group, Ltd.

Dated  December 17, 2001                                       /s/ Randy G. Morris
                                                              --------------------------------------
                                                              Randy G. Morris
                                                              President & CEO, Acting
                                                              Chief Financial Officer