Form 10QSB/A
period 2001-09-30
TRANSLATION GROUP LTD
filed 2001-12-26
CIK 1019356

====================================================================================================

                                            United States
                                 Securities and Exchange Commission
                                       Washington, D.C. 20549

                                             FORM 10-QSB
                                            AMMENDMENT 1

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

A new auditor,  qualified  to practice  before the SEC, has  reviewed  this  10-QSB,  including  the financials.  The current auditor is in the process of being terminated in such a manner to assure an orderly transition.

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

                                                              The Translation Group, Ltd.

Dated  December 26, 2001                                      /s/ Randy G. Morris
                                                              --------------------------------------
                                                              Randy G. Morris
                                                              President & CEO, Acting
                                                              Chief Financial Officer