Form 10QSB
period 2001-12-31
TRANSLATION GROUP LTD
filed 2002-03-19
CIK 1019356

====================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB
                                             (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 For the
    Period Ended December 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
    Transition Period From _______ to _________

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

Common Stock, .001 Par Value-Issued 5,284,623 shares as of December 31, 2001.

====================================================================================================

                                                INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed consolidated balance sheets - December 31, 2001 and March 31, 2001 (Unaudited)

            Condensed consolidated statements of operations - Three months ended December 31, 2001 and 2000 (Unuadited); nine  months ended December 31, 2001 and 2000 (Unaudited)

            Condensed consolidated statements of comprehensive loss - Three months ended December 31
            , 2001 and 2000 (Unaudited); nine months ended December 31, 2001 and 2000 (Unaudited)

            Condensed consolidated statements of cash flows - Nine months ended December 31, 2001 and 2000 (Unaudited)

            Notes to condensed consolidated financial statements - December 31, 2001 (Unaudited)

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

  Item 3.   Defaults upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports of Form 8-K

Signatures

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                     Consolidated Balance Sheets
                                December 31, 2001 and March 31, 2001

                                                                             December 31,     March 31,
                                                                                 2001            2001
                                                                             ------------     ----------
 ASSETS
 Current assets:
   Cash and cash equivalents                                                   $ 70,167       $ 129,159
   Accounts receivable, net of allowance for doubtful
    accounts of $5,000 and $21,500, respectively                                576,186       1,003,165
   Work in process                                                               37,439         192,977
   Loans and receivables from officers                                          172,614          56,740
   Other current assets                                                         239,689         231,085
                                                                             ----------      ----------
 Total current assets                                                         1,096,095       1,613,126

 Property and equipment, net of accumulated depreciation and
   amortization of $638,352 and $1,216,376, respectively                      1,790,051       2,242,077

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $319,367 and $266,140, respectively               745,177         808,243
 Loans and receivables from officers                                                            158,429
 Other assets                                                                         -          55,278
                                                                            -----------     -----------
 TOTAL ASSETS                                                               $ 3,631,323     $ 4,877,153
                                                                            ===========     ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                           $ 809,718       $ 965,444
   Notes payable                                                                433,555       1,196,658
   Accrued liabilities                                                          403,735         626,790
   Deferred income                                                              321,807          78,770
   Deferred income taxes                                                              -          16,000
                                                                            -----------     -----------
 Total current liabilities                                                    1,968,815       2,883,662

 Long-term obligations, less current maturities                                       -               -
                                                                            -----------     -----------
 TOTAL LIABILITIES                                                            1,968,815       2,883,662

 Commitments and contingencies

 Preferred stock redeemable at the option of purchasers, $.001 par value,
   1,000,000 authorized, 250,000 shares issued and outstanding                  959,747         959,747

 Stockholders' equity:
   Common stock, $.001 par value, 15,000,000 shares authorized, 5,276,623 and 5,133,765 shares outstanding, respectively, and 5,284,623 and
    and 5,141,765 shares issued and to be issued, respectively                    5,285           5,142
   Additional paid-in capital                                                14,547,614      14,497,757
   Retained earnings (deficit)                                              (13,794,555)    (12,911,183)
   Common stock in treasury, 8,000 shares                                       (68,032)        (68,032)
   Subscription receivable                                                                     (500,000)
   Accumulated other comprehensive income                                        12,449          10,060
                                                                            -----------     -----------
 Total stockholders' equity                                                     702,761       1,033,744
                                                                            -----------     -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 3,631,323     $ 4,877,153
                                                                            ===========     ===========

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Operations
                        For the three months ended December 31, 2001 and 2000
                        and the nine months ended December 31, 2001 and 2000

                                                          3 Months           3 Months           9 Months           9 Months
                                                        December 31,       December 31,       December 31,       December 31,
                                                           2001                2000               2001               2000
                                                        ------------       ------------      -------------       -------------

 Revenue                                               $    525,434       $  2,235,691        $ 2,922,389        $ 5,852,182
 Cost of revenue                                            288,660          1,676,103          2,009,197          5,247,378
                                                       ------------       ------------       ------------       ------------
 Gross profit                                               236,774            559,588            913,192            604,804

 Cost and expenses:
   Selling, general and administration                      133,063          1,071,810            981,146          2,692,505
   Corporate administration                                 198,532            393,090            749,486          1,263,797
   Loss on write-off of loan to subsidiary                                                              -
   Write-off due to closing of subsidiaries                 (43,541)                               6,237
   Amortization of excess of purchase price over
    fair value of net assets acquired                        16,867            100,245             53,227            300,736
                                                       ------------       ------------       ------------       ------------
 Total                                                      304,921          1,565,145          1,790,096          4,257,038
                                                       ------------       ------------       ------------       ------------
 Loss before other income (expense)                         (68,147)        (1,005,557)          (876,904)        (3,652,234)

 Other income (expense):
   Interest income                                              193             15,516             15,554             66,889
   Forgiveness of debt                                       (5,272)                               24,626
   Interest expense                                          (6,047)            (2,182)           (18,286)           (23,785)
   Foreign currency gains (losses)                            1,281                  -               (974)                -
                                                       ------------       ------------       ------------       ------------
                                                             (9,845)            13,334             20,920             43,104
                                                       ------------       ------------       ------------       ------------
 Loss before provision for income taxes                     (77,992)          (992,223)          (855,984)        (3,609,130)

 Provision for (recovery of) income taxes                    23,959             12,616             27,388            (75,900)
                                                       ------------       ------------       ------------       ------------
 Net loss                                                $ (101,951)      $ (1,004,839)        $ (883,372)      $ (3,533,230)
                                                       ============       ============       ============       ============

 Net loss per common share outstanding
       (basic and diluted)                               $    (0.02)      $      (0.21)        $    (0.17)           $ (0.76)
                                                       =============      =============      =============      =============
 Weighted average shares outstanding                      5,276,623          4,744,265          5,235,064          4,619,382
                                                       =============      =============      =============      =============

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                            Consolidated Statements of Comprehensive Loss
                        For the three months ended December 31, 2001 and 2000
                        and the nine months ended December 31, 2001 and 2000

                                             3 Months             3 Months            9 Months             9 Months
                                           December 31,         December 31,        December 31,         December 31,
                                               2001                2000                 2001                 2000

 Net loss                                  $ (101,951)       $ (1,004,839)          $ (883,372)        $ (3,533,230)

 Other comprehensive income (loss):
   Currency translation adjustment             14,600                (711)               2,389                 (981)
                                         -------------       -------------        -------------       --------------
 Comprehensive loss                         $ (87,351)       $ (1,005,550)          $ (880,983)        $ (3,534,211)
                                         =============       =============        =============       ==============

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Cash Flow
                        For the nine months ended December 31, 2001 and 2000

                                                                                              December 31,    December 31,
                                                                                                  2001              2000
                                                                                              ------------    ------------

Cash  flows provided by (used in) operating activities:
  Net loss                                                                                     $ (883,372)    $(3,533,230)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                132,120         502,029
     Amortization of excess purchase price over fair value of net assets acquired                  63,066         300,735
     Allowance and forgiveness of loans to officers                                                42,555
     Loss on write-down of property and equipment                                                 117,624
     Forgiveness of note payable by bank                                                          (29,898)
     Foreign currency translation adjustment                                                        2,389            (981)
  Changes in operating assets and liabilities:
     Accounts receivable                                                                          426,979        (112,691)
     Work in process                                                                              155,538         234,808
     Other current assets                                                                         (34,964)       (250,421)
     Other assets                                                                                  55,278         (79,056)
     Accounts payable                                                                            (155,726)        191,426
     Accrued liabilities and deferred income                                                       28,039         (54,035)
     Deferred income taxes                                                                        (16,000)              -
                                                                                                ----------     ----------

Net cash provided by (used in) operating activities                                               (96,372)     (2,801,416)

Cash flows provided by (used in) investing activities:
  Purchase of property and equipment                                                              (15,926)     (1,857,862)
  Proceeds from the sale of property and equipment                                                244,568
  Loans and advances to officers                                                                        -         (26,445)
                                                                                                ----------     ----------
Net cash provided by (used for) investing activities                                              228,642      (1,884,307)

Cash flows provided by (used in) financing activities:
  Net proceeds from issuance of common stock                                                       50,000       2,552,644
  Proceeds from stock subscription receivable                                                     500,000
  Net proceeds from notes payable                                                                  61,897         686,850
  Net proceeds from long-term debt                                                                                227,054
  Payments on long-term obligations                                                              (803,159)         (4,200)
  Preferred dividends                                                                                   -         (60,000)
                                                                                                ----------     ----------
Net cash provided by (used in) financing activities                                              (191,262)      3,402,348

Net change in cash and cash equivalents                                                           (58,992)     (1,283,375)

Cash and cash equivalents, beginning of period                                                    129,159       1,700,080
                                                                                                ----------     ----------
Cash and cash equivalents, end of period                                                         $ 70,167       $ 416,705
                                                                                                ==========     ==========

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

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                                  $   18,286        $17,2936
                                                                                               ==========       ==========
     Income taxes                                                                              $   27,388        $      -
                                                                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                        Notes to Condensed Consolidated Financial Statements
                                    December 31, 2001 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The Company's  consolidated  financial statements have been prepared on the basis that it is a going concern,  which  contemplates  the realization of assets and the  satisfaction of liabilities in the normal  course of  business.  The Company  incurred a net loss of $883,372 for the nine months ended
December 31, 2001 and a net loss of $11,175,749  for the year ended March 31, 2001.  Currently,  the
Company has a working capital  deficiency of over $850,000 and is renegotiating its bank debt, which it contests. These issues raise substantial doubt about the Company's ability to continue as a going concern.

During the fourth quarter of the year ended March 31, 2001,  the Company  commenced a close down and sale  procedure at Planet  Access  Networks due to a severe lack of new sales  endemic to the larger web-site  design-consulting  industry and management problems.  Additionally,  a close down and sale procedure at Bureau of Translation Services,  Inc. commenced in the third quarter of the year ending
March 31, 2002.  The Company and the  principals  of Gedanken are  currently  disputing the parties'
respective rights under a 1997 Licensing Agreement.  On November 19, 2001, the Company filed a claim against Gedanken and all related parties with the American Arbitration Association,  as provided for in the 1997  Licensing  Agreement.  In the event  that it  prevails,  management  believes  that the existing working capital deficiency,  together with revenues from the remaining translation company, is  insufficient to fully implement its plans to exploit the Gedanken  System.  Additional  funding, either from outside investors,  partners, or customers, will be required in order for the Company to fully realize the  potential of the Gedanken  System and services  based on the system.  The Company believes  that it will be able to finance its growth from the  issuance  of  securities  and has had discussions with a number of potential  funding sources.  However,  the Company has not yet received any  commitments  with respect to such financing and there can be no assurance that the Company will be able to finance its planned growth. If the Company is unable to secure additional  financing,  it may be required to slow its service offering based on the Gedanken System or may be required to seek joint venture partners or license technologies to others with better resources.

The accompanying  unaudited condensed  consolidated financial statements include the accounts of The
Translation  Group,  Ltd.,  Bureau of  Translation  Services,  Inc.,  Word House and  Planet  Access
Networks,  Inc. These condensed  consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly,  they do not include all of the  information  and  footnotes  required by  generally  accepted  accounting principles  for  complete  financial  statements.  In the  opinion of  management,  all  adjustments
(consisting of normal recurring  accruals)  considered  necessary for a fair  presentation have been included.  Operating  results for the nine-month  period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

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
                        Notes to Condensed Consolidated Financial Statements
                                    December 31, 2001 (Unaudited)

NOTE B - EARNINGS PER SHARE

For the purpose of computing earnings per share,  average shares outstanding during the three months ended December 31, 2001 and 2000 was 5,276,623 and 4,744,265,  respectively  and for the nine months ended December 31, 2001 and 2000 was 5,235,064 and 4,619,382  respectively.  In addition,  there are outstanding  common  stock  options  of  approximately  1,150,000  shares  at an  average  price  of approximately  $4.00 per share and approximately  1,830,000 warrants to purchase common stock of the
Company at an average price of approximately $1.25 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

NOTE C - COMMITMENTS AND CONTINGENCIES

In April 2001, the Company was sued in The  Netherlands  by the former owner of WordHouse  (WH), for the  annulment  of the 1997 sale of WH to the  Company.  In August,  2001,  the parties  appeared in
Summary Proceedings,  an expedited  procedural forum in The Netherlands,  and the Judge annulled the sale of WH to the Company on a preliminary basis, the effect of which was to restore ownership of WH to its former owner.  As the 1997 Agreement  contains a valid  Arbitration  clause,  the August 2001 judgment is subject to the  decision in  Arbitration,  which is currently  pending.  The Company has secured an  "attachment",  granted by a Dutch court, on WH, which the Company hopes will protect the loans and other  investments  the Company made to WH, and  prevents the former owner from  otherwise disposing of WH. The parties are continuing with settlement negotiations.

The Company plans to file a suit against  ESTeam,  AB for breach of the  development  contract for a translation  system.  If the  Company' s efforts are not  realized  the  remaining  net value of the
ESTeam, AB developed  software license costs included in "Property and Equipment",  of approximately
$250,000 would be expensed.

The Company and the principals of Gedanken are currently  disputing the parties'  respective  rights under a 1997 Licensing  Agreement.  On November 19, 2001, the Company filed a claim against Gedanken and all related  parties  with the  American  Arbitration  Association,  as provided for in the 1997
Licensing Agreement.

NOTE D - BANK LOAN

On December 6, 2000, the Company,  excluding Word House (U.S. Companies),  received a line of credit in the amount of $1,200,000 from Progress Bank. Progress Bank has obtained a consent judgment by way of  Confession  for an amount in excess of $800,000 as provided  for under the loan  agreement.  The
Company denies further  liability  under this agreement and plans to contest the obligation if it is not properly  settled.  After payments of  approximately  $900,000 to Progress Bank, the Company has negotiated  and  preliminarily  agreed to the terms of a  complete  settlement  with  Progress  Bank regarding the loan in question. The agreement is yet to be signed.

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

OVERVIEW AND STRATEGY

As detailed in the Company's Form 10-KSB for the year ending March 31, 2001,  Planet Access Networks ceased operations on July 31, 2001. Substantially all of its assets have been liquidated and applied to its portion of the Progress Bank Loan. A close down and sale  procedure at Bureau of  Translation
Services,  Inc. has  commenced  in the third  quarter of the year ending March 31, 2002 (the current fiscal year).

The Company has refocused its efforts on deploying the Gedanken  technology to improve  efficiencies and open new markets.  As disclosed in the Company's Form 10-KSB for the year ending March 31, 2001, the Company and the  principals of Applied  Knowledge  Systems  International  (AKSI),  owner of the
Gedanken  technology,  are currently disputing the parties' respective rights under a 1997 Licensing
Agreement.  As such,  the  Company  has been  unable to pursue  its  plans to  deploy  Gedanken  for commercial  purposes.  On November  19, 2001,  the Company  filed a claim  against  Gedanken and all related  parties with the American  Arbitration  Association,  as provided for in the 1997 Licensing
Agreement.

The Company's  remaining  subsidiary,  Word House,  continues to serve  customers in the traditional translation and localization markets.

In April 2001, the Company was sued in The  Netherlands  by the former owner of WordHouse  (WH), for the  annulment  of the 1997 sale of WH to the  Company.  In August,  2001,  the parties  appeared in
Summary Proceedings,  an expedited  procedural forum in The Netherlands,  and the Judge annulled the sale of WH to the Company on a preliminary basis, the effect of which was to restore ownership of WH to its former owner.  As the 1997 Agreement  contains a valid  Arbitration  clause,  the August 2001 judgment is subject to the  decision in  Arbitration,  which is currently  pending.  The Company has secured an  "attachment",  granted by a Dutch court, on WH, which the Company hopes will protect the loans and other  investments  the Company made to WH, and  prevents the former owner from  otherwise disposing of WH. The parties are continuing with settlement negotiations.

A new  auditor,  qualified  to practice  before the SEC,  has  reviewed  this 10QSB,  including  the financials.  The current auditor is in the process of being terminated in such a manner to assure an orderly transition.

RESULTS OF OPERATIONS

REVENUES.  Revenues  for the quarter  ended  December  31, 2001 (the  "Current  Quarter")  decreased
$1,711,000,  to $525,000 from  $2,236,000 for the quarter ended  December 31, 2000 (the  "Comparable
Quarter").  Revenues for the nine months ended  December 31, 2001 (the "Current  Period")  decreased
$2,930,000,  to  $2,922,000  from  $5,852,000  for the nine  months  ended  December  31,  2000 (the
"Comparable Period").

GROSS PROFIT.  Gross profit decreased $323,000 in the Current Quarter,  to $237,000 from $560,000 in the  Comparable  Quarter.  Gross profit  increased  $308,000 for the Current Period to $913,000 from
$605,000 for the Comparable Period.

SELLING, GENERAL AND ADMINISTRATION. Selling, general and administration ("SG&A") expenses decreased to $133,000 during the Current Quarter, from $1,072,000 in the Comparable Quarter.  Selling, general and administration ("SG&A") expenses decreased to $981,000 during the Current Period from $2,693,000 for the Comparable Period.

NET LOSS. The Company had a net loss of $101,951  during the Current Quarter as compared to net loss of $1,004,839 for the Comparable Quarter.  The Company had a net loss of $883,372 during the Current
Period as compared to net loss of $3,533,230 for the Comparable Period.

The above  changes are, in large part,  related to the decrease in sales due to the  close-down  and sale procedure at Planet Access Networks, Inc. and Bureau of Translation Services, Inc.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001 the Company had a cash  balance of $70,167  compared to $416,705 on December
31,  2000.  Also,  as of December  31, 2001 the Company  had  negative  working  capital of $872,720 compared to working  capital of $54,421 on December  31,  2000.  The  decreases  in cash and working capital are largely  attributable  to  operations  at Planet  Access  Networks,  Inc.  and Bureau of
Translation  Services,  Inc., as outlined in the Company's Form 10-KSB dated March 31, 2001, and the subsequent shut down of both subsidiaries.

Management  believes  that the existing  cash  balance,  together  with  revenues from the remaining translation  company, is insufficient to fully implement its plans to exploit the Gedanken System in the event that the Company  prevails at  arbitration.  Additionally,  funding,  either from  outside investors,  partners,  or customers,  will be required in order for the Company to fully realize the potential of the Gedanken System and services based on the system. The Company believes that it will be able to finance its growth from the issuance of securities and has continued  discussions  with a number of potential  funding  sources.  However,  the Company has not received any commitments  with respect to such funding and there can be no  assurance  that the Company will be able to finance its planned growth. If the Company is unable to secure  additional  financing it may be required to slow its service  offering based on the Gedanken System or may be required to seek joint venture partners or license technologies to others with better resources.

Progress  Bank has  obtained  a consent  judgment  by way of  Confession  for an amount in excess of
$800,000 as provided for under the loan agreement.  The Company denies further  liability under this loan agreement and plans to contest the obligation if it is not properly settled.  The amount of the original loan was $1,200,000. After payments of approximately $900,000 to Progress Bank, the Company has negotiated and  preliminarily  agreed to the terms of a complete  settlement  with Progress Bank regarding the loan in question. The agreement has not been signed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  Company's  exposure  to market risk  relates  primarily  to changes in  interest  rates and the resulting  impact on its  invested  cash.  The  Company  has not and does not plan to enter into any derivative financial  instruments for hedging or speculative  purposes. As of December 31, 2001, the
Company had no other significant material exposure to market risk.

Part II - Other Information

     Item I. Legal Proceedings -

         In April 2001,  the Company was sued in The  Netherlands  by the former  owner of WordHouse
         (WH), for the annulment of the 1997 sale of WH to the Company. In August, 2001, the parties appeared in Summary Proceedings, an expedited procedural forum in The Netherlands,  and the
         Judge  annulled the sale of WH to the Company on a preliminary  basis,  the effect of which was to restore ownership of WH to its former owner. As the 1997 Agreement  contains a valid
         Arbitration  clause,  the August 2001  judgment is subject to the decision in  Arbitration, which is currently  pending.  The Company has secured an  "attachment",  granted by a Dutch court,  on WH,  which the Company  hopes will protect the loans and other  investments  the
         Company  made to WH, and  prevents  the former  owner from  otherwise  disposing of WH. The parties are continuing with settlement negotiations.

         The Company plans to file a suit against ESTeam, AB for breach of the development  contract for a  translation  system.  If the Company' s efforts are not realized the  remaining  net value of the  ESTeam,  AB  developed  software  license  costs  included in  "Property  and
         Equipment", of approximately $250,000 would be expensed.

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

     Item 2. Changes In Securities - none

     Item 3. Defaults Upon Senior Securities -

         The 8% preferred  dividends have not been paid for the quarters ended March 31, 2001,  June
         30, 2001, September 30, 2001, and December 31, 2001.

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

                                                              The Translation Group, Ltd.

Dated  March 19, 2002                                          /s/ Randy G. Morris
                                                               -------------------------------------
                                                               Randy G. Morris
                                                               President & CEO, Acting
                                                               Chief Financial Officer