Form 10KSB
period 2002-03-31
TRANSLATION GROUP LTD
filed 2002-07-22
CIK 1019356

====================================================================================================

                                            UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                             FORM 10-KSB

                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

                              For the Fiscal Year Ended March 31, 2002

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

                              Issuer's telephone number: (856) 354-4755
                                 Issuer's fax number: (856) 354-1856

                   SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                NONE

                   SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                                   Common Stock, $.001 per value

                                   Common Stock Purchase Warrants
                                   ------------------------------
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

     Issuer's revenues for its most recent fiscal year: $ 1,978,055

     Aggregate  market value of the voting stock held by  non-affiliates  of  registrant on July 18,
2002,  based on average of the high and low price on that date, was $1,387,240.  Exclusion of shares in this calculation  shall not be deemed an admission that such person is an affiliate and inclusion shall not be deemed an admission that such person is not an affiliate.  This information is provided solely for record keeping purposes of the Securities and Exchange Commission.

     The number of shares  outstanding of each of the issuer's  classes of common equity,  as of the latest  practicable  date: 13,872,403 shares of common stock, par value $ .001 per share, as of July
18, 2002.

     Transitional Small Business Disclosure Format:  Yes          ; No    X
                                                         ------        ------

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

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND BACKGROUND

     The Company was  incorporated  under the laws of Delaware on July 6, 1995. On January 17, 1996, the  Company  consummated  its first  acquisition  when the  shareholders  of Bureau of  Translation
Services, Inc., a Pennsylvania corporation ("BTS"), exchanged their shares of BTS, for shares of the
Company  so that BTS  became a wholly  owned  subsidiary  of the  Company.  BTS had been  engaged in providing translation services since 1984. In October, 2001, BTS ceased operations.

     The Company  completed  its initial  public  offering on December 6, 1996.  Its common stock is reported on the NASDAQ OTC Bulletin  Board market  under the symbol THEO for its common  stock,  and
THEOW for Warrants that were issued in connection with its initial public offering.

On June 30, 1997, the Company acquired all the issued and outstanding  common stock of the companies that  comprise the Word House Group ("Word  House") in exchange for 185,000 of its common shares and
200,000  additional  common shares  contingent  on future  earnings  levels.  Word House has been in operation since 1984, and currently has offices in The  Netherlands,  and China. We are currently in litigation  with the former owner of  Wordhouse,  who is seeking to "annul" all  agreements  as more fully described in "Legal Matters".

     In May of 1999, the Company  acquired all of the issued and outstanding  stock of Planet Access
Networks, Inc., an Internet engineering firm, in a stock and cash transaction.  Planet Access ceased operations in July, 2001. The Translation Group, Ltd. ("TTGL"), Bureau of Translation Services, Inc.
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
The Company has abandoned the InSage brand and its efforts to engineer a complete  multilingual  web solution.  Planet Access shut down operations on July 31, 2001. The Company has liquidated,  sold or otherwise disposed of Planet Access Networks.  All proceeds from liquidation or sale will be applied towards retiring debt incurred at Planet Access Networks.

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

     In November 2001, we filed a demand for arbitration with the American  Arbitration  Association
("AAA") to enforce  Translation  Group's  rights under the 1996  Licensing  Agreement  with Gedanken
("AKSI").  We expect the matter to resolve  before the end of the year.  The  Arbitration  panel has scheduled the hearing for September 30.

     The Company intends to exploit the Gedanken System to the fullest extent possible.

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

     The Gedanken System is composed of several  modules,  each of which,  individually and in other combinations,  is able to provide solutions in other applications such as information management and retrieval,  controlled  language,  and  other  knowledge-based  applications.  The  Company  and the principals of Gedanken are currently disputing the parties' respective rights under a 1996 Licensing
Agreement.  In the event the dispute between the Company and Gedanken is not swiftly  resolved,  the
Company  intends to file a demand with the American  Arbitration  Association.  Based on discussions with  management of the Company and with third  parties,  as well as review of  independent  reports regarding  the Gedanken  technology,  a limited  level of success at  Arbitration  may result in the
Company recouping its investment in Gedanken due to the inherent value of the technology.

     The Gedanken System has been designed to handle any written language. The system is operational in Spanish and English today. A French version is nearly complete.  Other language capabilities will be added to support the market.

     The  Gedanken  System  was  granted a patent  in July  2000 and June  2001.  In  January  2001,
International Data Corporation (IDC) published a Research Bulletin covering the Gedanken System. The bulletin, written by Steve McClure, is available at www.idc.com.

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
       4.   Facilities Management and Resource On-Site Placement Services

     Historically,  the process of Multilingual  Localization  for the  information  technology (IT)
market has been highly labor  intensive,  with much of the hands-on work being done  principally  by independent  translators  and editors  retained by the Company,  as well as Company  employees.  The
Company  intends to  minimize  the use of  independent  translators  and  editors as it deploys  the
Gedanken  System.  Having stated that,  the reader should  understand  that the first version of the
Gedanken  System has been trained for  English/Spanish  translations in the IT business  sector.  As such, the Company will continue to use independent  translators and editors for jobs that do not fit the profile of the  Gedanken  System.  The  Company and the  principals  of Gedanken  are  currently disputing  the parties'  respective  rights under a 1996  Licensing  Agreement.  The Company filed a
Demand with the American  Arbitration  Association.  Based on  discussions  with  management  of the
Company and with third  parties,  as well as review of  independent  reports  regarding the Gedanken technology,  a limited  level of success at  Arbitration  may result in the  Company  recouping  its investment in Gedanken due to the inherent value of the technology.

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

     With Gedanken,  a job of large  magnitude is very  feasible.  The system can perform the job of hundreds  of  translators  and  editors in a fraction  of the time  compared  to current  processes.
Clearly,  some topic area  expertise  will be required  to help train the  system,  but only a small handful  of people as opposed  to scores of people  using  traditional  methods.  Further,  with the trained system in place, subsequent work for a client will be relatively easy and potential work for other clients in the same  industry is immense.  Of course use of the Gedanken  system  depends on a favorable Arbitration outcome.

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

TTGL will have a predictable cost for translation services

     Currently, the cost associated with hiring translation contractors ranges from $.12 to $.20 per word for any given language and topic area,  depending on resource  availability,  the time of year, the working  relationship with the contractor,  etc. It is nearly impossible to accurately  estimate the cost of doing business and  subsequently,  the price one should charge to a customer in order to accomplish a job.  Using  Gedanken,  those costs will be known  upfront  thus  enabling an expedited proposal/quoting process as well as pricing flexibility.  The Company and the principals of Gedanken are  currently  disputing  the parties'  respective  rights  under a 1996  Licensing  Agreement.  In
November,  2001, the Company filed a demand with the American Arbitration Association and expects to present its case on September 30, 2002.

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

EMPLOYEES

     The Company presently employs 38 full-time people,  comprised of 3 in management positions with the parent  company  TTGL,and 35 at  WordHouse.  In addition,  the Company also uses the services of about 450  freelance  and/or  independent  translators  and editors on an  as-needed  basis  through
Wordhouse.

     All of WordHouse's  translators are native-speaking  professionals in the target language,  and are required to know the subject matter of the area in which they translate.  In addition, a project must have technically  knowledgeable  staff in the source language,  preferably a specialist in that area.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, LICENSES AND SOFTWARE PROTECTION

     On November 1, 1996 the Company  entered into a  development  and license  agreement to use and sell  know-how,  apparatus,  and methods  pertaining to tools and systems  developments  made by the
Gedanken  Corporation,  an unaffiliated  development  company  ("Gedanken").  Gedanken has filed and received  an  allowance  for a United  States  Patent  that  describes  apparatus  and  methods  for translating  words,  phrases,  and sentences from a source language to other target  languages using advanced  telecommunications  and  computer  technologies.  The  Company is  currently  involved  in
Arbitration to enforce its rights under the 1996 Licensing Agreement.

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

     The Company entered into an exclusive worldwide license for certain applications, chosen by the
Company,  for a period of fifteen years. In consideration for the worldwide license, the Company has agreed to pay royalties on sales of any application,  to pay EST's  development costs for perfecting each of the  named  applications,  and to  provide  additional  development  funding  under  certain conditions. The Company has completely funded development of its first chosen application, financial reports.  However,  the Company and ESTeam are in a dispute  and the  Company is  considering  suing
ESTeam. The Company has paid ESTeam approximately $1,000,000 and it may sue ESTeam on the basis that
ESTeam breached the Development Agreement.

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

THE  OWNERSHIP OF WORDHOUSE  IS  CURRENTLY  AT ISSUE AND THE SUBJECT OF PENDING  ARBITRATION  IN THE
NETHERLANDS.

     In April, 2001, the former owner of WordHouse ("WH") sought to have the 1997 Exchange Agreement
(under which the Company  purchased  WH)  annulled.  Pursuant to the 2000  Settlement  Agreement and
Mutual  Release  entered into by the Company and WH's former  owner,  the former owner of WH filed a
Request for Arbitration with the Netherlands Arbitration Institute.  Concurrently, WH's former owner sought preliminary relief in a Dutch Court proceeding ("Summary  Proceedings").  In August 2001, the
Judge in Summary  Proceedings  granted the request of WordHouse's former owner and annulled the 1997
Exchange  Agreement.  The  preliminary  award  in  Summary  Proceedings  is  subject  to an award in
Arbitration. Thereafter, the former owner of WH withdrew his Request for Arbitration.

     In November,  2001,  the Company filed a Request for  Arbitration,  as provided for in the 2000
Settlement  Agreement and Mutual Release.  On December 31, 2001, WH's former owner caused the shares in WH to be re-transferred, pursuant to the order in Summary Proceedings.

     Immediately  following the  retransfer of shares,  TGL secured an  "attachment"  on the capital shares of WH in a Dutch  Court to protect  its  interests,  which  include a loan to WH in excess of
$900,000 USD, pending the outcome of arbitration.  The attachment prevents the former owner of WH to sell, or otherwise dispose of the shares of WH, until the matter has been resolved in Arbitration.

     Arbitration with the Netherlands  Arbitration Institute ("NAI") should commence shortly and the parties  continue to attempt to settle the matter.  Should TGL lose in arbitration,  TGL would still have the right to proceed against WH and/or WH former owner for the loan and other expenses incurred as a result of the Company's ownership of WH.

     THIS REPORT  PRESENTS WH AS A WHOLLY-OWNED  SUBSIDIARY.  A negative  result in Arbitration  may result in the loss of WH. However,  as earlier mentioned,  the company would still have the right to proceed against WH for the loan, and other expenses.

THE COMPANY AND AKSI ARE CURRENTLY DISPUTING THEIR RESPECTIVE RIGHTS UNDER THE LICENSING AGREEMENT.

     In November,  2001, the Company filed a demand for  Arbitration  with the American  Arbitration
Association ("AAA") to enforce its rights under the 1996 Licensing  Agreement.  As such, the Company has been unable to pursue its plans to deploy Gedanken for commercial purposes, and will continue to be prevented from doing so until Arbitration is resolved  favorably for the Company.  We believe the matter should be resolved by the end of 2002 as the hearing is scheduled for September 30, 2002.

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

SENIOR  MANAGEMENT  BENEFICIALLY  OWNS A SIGNIFICANT  PERCENTAGE  OF THE COMPANY'S  COMMON STOCK AND
THEREFORE HAS SIGNIFICANT INFLUENCE OVER THE ELECTION OF DIRECTORS

     The officers,  directors  and principal  stockholders  own  approximately  51% of the Company's common stock on a fully  diluted  basis.  Consequently,  upon  exercise of their vested  options and warrants and by virtue of Delaware law, these  stockholders  could be in a position to influence the election of all the directors and possibly  control the outcome of other  corporate  matters without the approval of other stockholders.  In addition, applicable statutory provisions and the ability of the Board of Directors to issue one or more series of preferred stock without  stockholder  approval could deter or delay  unsolicited  changes in control by discouraging  open market  purchases of the
Company's  common  stock or a  non-negotiated  tender  or  exchange  offer for  stock,  which may be disadvantageous  to stockholders  who may otherwise  desire to participate in such a transaction and receive a premium for their shares.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal executive  facilities are located in Haddonfield,  New Jersey, USA, and principal operating facilities are in Amsterdam, The Netherlands. The New Jersey production facility occupies  approximately  1,000  square  feet at a monthly  rate of $1,000  pursuant  to a lease that extends until  February 28, 2003. In May 1997 Word House moved its principal  location to Amsterdam.
Its lease is for  approximately  5,500 square  feet,  and is for a period of five years at a rent of
$7,500 per month. A French  subsidiary owned a condominium floor in Lyon, with  approximately  3,000 square feet of space with estimated annual costs of approximately  $43,000.  The office  condominium was sold in July , 2001,  subsequent to the closure of the Lyon operations.  The Company also has an office in Beijing, China, with an annual rent of $21,000 for approximately 800 square feet.

     The Company  believes that all of its  facilities are currently  adequate and further  believes that, if necessary,  adequate  facilities could be located in the event the Company needs to replace or expand its current facilities.

ITEM 3.  LEGAL PROCEEDINGS

(1)  In April, 2001, the former owner of WordHouse ("WH") sought to have the 1997 Exchange Agreement
     (under which the Company purchased WH) annulled.  Pursuant to the 2000 Settlement Agreement and
     Mutual Release entered into by the Company and WH's former owner,  the former owner of WH filed a Request for Arbitration with the Netherlands Arbitration Institute. Concurrently, WH's former owner sought preliminary relief in a Dutch Court proceeding ("Summary Proceedings").  In August
     2001,  the Judge in Summary  Proceedings  granted the request of  WordHouse's  former owner and annulled the 1997 Exchange  Agreement.  The preliminary award in Summary Proceedings is subject to an award in  Arbitration.  Thereafter,  the former  owner of WH  withdrew  his  Request  for
     Arbitration.  In November,  2001, TGL filed a Request for  Arbitration,  as provided for in the
     2000 Settlement  Agreement and Mutual  Release.  On December 31, 2001, WH's former owner caused the  shares  in WH to  be  re-transferred,  pursuant  to  the  order  in  Summary  Proceedings.
     Immediately  following the  retransfer  of shares,  we secured an  "attachment"  on the capital shares of WH in a Dutch Court to protect our interests, which include a loan to WH in excess of
     $900,000 USD, pending the outcome of arbitration.  The attachment  prevents the former owner of
     WH from selling, or otherwise disposing of the shares of WH, until the matter has been resolved in Arbitration.  Arbitration with the Netherlands Arbitration Institute ("NAI") should commence shortly  and the  parties  continue  to  attempt  to  settle  the  matter.  Should  TGL lose in arbitration, TGL would still have the right to proceed against WH former owner for the loan and other expenses incurred as a result of TGL's ownership of WH.

(2)  The Company and the  principals  of Gedanken are currently  disputing  the parties'  respective rights under a 1996 Licensing Agreement. In November, 2001, the Company filed a demand with the
     American Arbitration Association.  Based on discussions with management of the Company and with third parties,  as well as review of independent reports regarding the Gedanken  technology,  a limited level of success at Arbitration  may result in the Company  recouping its investment in
     Gedanken due to the inherent value of the technology.

(3)  A former  officer  and  director  of the  Company  had made a formal  demand  to  proceed  with arbitration in accordance with the rules of the American  Arbitration  Association  wherein the officer  alleged  breach of the Employment  Agreement with the Company.  The former officer was seeking monetary damages,  specific performance,  equitable relief and costs in the approximate amount of $220,000.  The Company and the former officer  reached a settlement  agreement in May
     2001. The former officer received a total of $18,500.00 cash. In addition, the officer received
     787,178 of common stock.

(4)  The  Company  had  been  sued  by a  stockholder  who is  seeking  monetary  damages,  specific performance,  equitable  relief and costs in the amount of $3,000,000.  The Company settled the matter in July 2001 for 120,000  shares of the  Company's  common  stock in exchange for a full release.

(5)  The Company has made demands from ESTeam regarding the 1999 Developement License Agreement. The
     Company  is  considering  suing  ESTeam on the  basis  that  ESTeam  breached  the  Development
     Agreement. According to the Agreement the Superior Court of NJ would have jurisdiction over the matter.

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

          1998                                                      High               Low
          ----
          Quarter ended March 31, 1998                             $ 4.75             $ 3.75
          Quarter ended June 30, 1998                                6.50               4.00
          Quarter ended September 30, 1998                           7.5625             5.25
          Quarter ended December 31, 1998                            6.25               4.50

          1999
          ----
          Quarter ended March 31, 1999                              $5.00              $3.00
          Quarter ended June 30, 1999                                6.125              3.00
          Quarter ended September 30, 1999                           3.75               2.00
          Quarter ended December 31, 1999                            5.3125             1.5625

          2000
          ----
          Quarter ended March 31, 2000                              10.50               3.25
          Quarter ended June 30, 2000                                6.8125             3.875
          Quarter ended September 30, 2000                           5.5625             2.875
          Quarter ended December 31, 2000                            3.25                .4062

          2001
          ----
          Quarter ended March 31, 2001                               1.75                .5625
          Quarter ended June 30, 2001                                 .875               .45
          Quarter ended September 30, 2001                            .70                .17
          Quarter ended December 31, 2001                             .17                .06

          2002
          ----
          Quarter ended March 31, 2002                                .11                .03
          Quarter ended June 30, 2002                                 .05                .03

     On JULY 18, 2002 the closing bid price for the Company's  common stock was .10. The approximate number of record  holders  of common  stock as of JULY 18,  2002 was 67. The  approximate  number of beneficial owners was 900 as of July 18, 2002.

     The Company also issued common stock  purchase  warrants in connection  with its initial public offering, which are now exercisable until MARCH 31, 2003 for a share of common stock upon payment of the exercise price of $.40.

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

ITEM 6.  MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (000'S)

Year Ended March 31, 2002 & 2001

Operations                          2002          %          Change       2001%
----------                          ----         ---         ------       ----          ---
Sales.........................    $ 1,978        100.0        $(607)    $  2,585        100.0
Operating Costs &
    Expenses
Cost of Sales.................      1,516         76.6         (526)       2,042         79.0
Selling & Admin...............        698         35.3         (502)       1,200         46.4

Special & Other...............      1,447         73.2       (2,028)       3,475        134.4
Corporate Admin...............      1,035         52.3       (1,085)       2,120         82.0
Amort. Of excess..............         71          3.6         (330)         401         15.5
                                --------------------------------------------------------------
Total.........................      4,767        241.0       (4,471)       9,238        357.4

Operating profit (loss)
before other income...........     (2,789)      (141.0)      (3,864)      (6,653)      (257.4)
Other income (expense), net...
                                      251        (12.7)         533         (282)       (10.9)
                                --------------------------------------------------------------
Loss from continuing
operations before taxes.......     (2,538)      (128.3)      (4,396)      (6,934)      (268.2)

Income taxes (benefit)........         16           .8           13           29          1.1

Loss from continuing
operations....................     (2,555)      (129.1)      (4,408)      (6,963)      (269.4)

Discontinued operations              (278)       (14.1)       3,935       (4,213)      (163.0)
                                --------------------------------------------------------------
Net Income (Loss).............    $(2,833)      (143.2)     $(8,342)    $(11,175)      (432.3)
                                ==============================================================
Average shares outstanding....
                                    5,352                                  4,660
Primary earnings (loss) per
share.........................    $  (.48)                               $ (2.40)

                                                 15

                                                        3/31/02        3/31/01
                                                        -------        -------
Financial Condition                                           (In 000's)            Change
-------------------                                                                 ------

Cash and short term investments...................... $     90     $    129     $   (39)
Other current assets.................................      592        1,484        (892)
                                                      -----------  ------------ ------------
Total Current Assets.................................      682        1,613        (931)
Total Current Liabilities............................    2,281        2,833        (552)
                                                      -----------  ------------ ------------
Working Capital......................................   (1,599)      (1,220)       (379)
                                                      -----------  ------------ ------------
Current Ratio........................................     .3:1         .6:1       (.3:1)
Total Assets.........................................    1,954        4,877      (2,923)
Total Liabilities....................................    2,281        3,843      (1,562)
                                                      -----------  ------------ ------------
Stockholders' equity.................................   (1,287)       1,034      (2,321)
                                                      -----------  ------------ ------------
Book value per share.................................
                                                       $  (.22)      $  .20     $  (.42)
                                                      ===========  ============ ============

Fiscal  Year Ended  March 31,  2002  (Current  Year) as Compared To Fiscal Year Ended March 31, 2001
(Comparable Year)

SALES

     During Fiscal 2002, consolidated sales decreased by $607,000 from Fiscal 2001 to $1,978,000,  a decrease of 23%. This  represents  sales of  WordHouse.  Sales for both fiscal years for BTS and PAN have been reclassified to Discontinued Operations.

COST OF SALES AND GROSS MARGIN

     During  Fiscal  2002,  cost of sales  decreased  by 26% over  Fiscal 2001 to  $1,516,000.  This represents cost of sales of WordHouse. Cost of sales for both fiscal years for BTS and PAN have been reclassified to Discontinued  Operations.  Management  believes that  commercialization  of services based on the Gedanken technology will allow the Company to offer satisfactory margins going forward, subject to success at Arbitration.

GENERAL AND ADMINISTRATIVE

     General and  administrative  expenses  decreased by  $1,587,000  or 48% to $3,320,000 in Fiscal
2002. During the first half of Fiscal 2001, management invested to build administrative functions to support a company around "multi-lingual web", which business failed to materialize.

NET INCOME

     Net loss decreased from Fiscal 2001 by $8,343,000 to $2,833,000 in Fiscal 2002,  principally as a result of the combination of a $4,200,000 operating loss at PAN and the write-off of the Company's investment in PAN,  including  excess  goodwill,  equipment,  and research and development  expenses incurred to build a  "multi-lingual  web" product line during Fiscal 2001.  The Company  incurred an impairment loss of $1,426,543 related to its licensing agreement with Gedanken during Fiscal 2002.

     The net loss caused net loss per share to increase  from $.06 per share in Fiscal 2000 to $2.40 per share in Fiscal 2001.

LIQUIDITY AND WORKING CAPITAL

     As of March 31, 2002 the Company  had a cash  balance of $90,400  compared to $129,000 on March
31,  2001.  Also,  as of March 31,  2002,  the Company had negative  working  capital of  $1,599,000 compared to  $1,220,000 on March 31, 2001.  The  decreases in cash and working  capital are a direct result of operations at PAN and Management's decision to operate PAN longer than warranted.

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

THE EURO

     On January 1, 1999 a new currency was launched,  the Euro,  which is a significant step towards full European  Monetary Union (EMU) whereby the national  currencies of certain  European  sovereign states were replaced by a single, supra-national currency during Fiscal 2002.

     Currently,  the Euro co-exists at fixed exchange rates with existing national currencies of the eleven participating European countries. It is planned that the Euro will stimulate the economies of the EMU countries by introducing transparent pricing between countries,  lower transaction costs and greater certainty of investment and trade within Europe.

     Most of the  Company's  revenue for the fiscal  year ended  March 31,  2002 was located  within countries  adopting the Euro (Ireland,  Germany,  France,  Spain, the Netherlands and Belgium).  The
impact of the Euro's introduction and future implementation is not expected to be significant to the revenue and net income of the Company.

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

        Name                           Age              Status            Position
        ----                           ---              ------            --------
        Randy G. Morris                 45              Active            President, Chief Executive
                                                                          Officer/Director
        Charles D. Cascio               66              Active            Director

        Gary M. Schlosser               52              Active            Director

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
-------------------------- ---------- ------------------------------------------- ---------------------------- ---------------------
                                                                     Other        Restricted
Name and Principal                                                   Annual         Stock          Stock       LTIP     All Other
Position                                  Salary         Bonus      Compen-        Award(s)      Options/    Payouts     Compen-
                           Year(s)          ($)           ($)      Sation($)         ($)          SARS(#)      ($)      sation($)
------------------------- ---------- ---------------- --------- -------------- ------------- ------------- ---------- -----------
Randy G. Morris            2002        $ 152,880(i)        -0-     $  8,156(ii)
President and              2001        $ 142,797           -0-     $  8,467(i)                     200,000
CEO                        2000(ii)    $  44,387           -0-          -0-
------------------------- ---------- ---------------- --------- -------------- ------------- ------------- ---------- -----------
                           2002        $ 127,412(i)        -0-     $ 25,808(ii)
Charles D. Cascio          2001        $ 133,651           -0-     $ 32,456(i)                      300,000
Chairman                   2000        $ 110,877           -0-     $ 27,955
------------------------- ---------- ---------------- --------- -------------- ------------- ------------- ---------- -----------
John Toedtman              2002             -0-            -0-           -0-
Former Chief               2001        $  51,923           -0-     $  9,232(v)
Operating Officer          2000        $ 103,861           -0-     $ 13,146
------------------------- ---------- ---------------- --------- -------------- ------------- ------------- ---------- -----------
Fred LaParo                2002        $  37,500           -0-     $  3,210(x)
Former CEO of              2001        $ 132,000           -0-     $ 12,837
Planet Access Networks     2000        $ 144,231           -0-     $ 15,130
------------------------- ---------- ---------------- --------- -------------- ------------- ------------- ---------- -----------
Jeffrey Cartwright         2002        $  37,500           -0-     $  3,210(xi)
Former Vice President      2001        $ 132,000           -0-     $ 14,131
of Planet Networks         2000        $ 144,231           -0-     $ 17,267
------------------------- ---------- ---------------- --------- -------------- ------------- ------------- ---------- -----------
Kenneth A. Mack            2002        $   1,500(i)        -0-
Former Chief               2001        $  81,675           -0-     $ 10,261(vii)
Financial Officer          2000(vi)    $  32,700           -0-     $  2,500
------------------------- ---------- ---------------- --------- -------------- ------------- ------------- ---------- -----------
Theodora Landgren          2002        $     -0-           -0-     $     -0-
Former Chief               2001        $ 133,843(vii)      -0-     $  2,760(ix)
Operating Officer          2000        $ 133,843(vii)      -0-     $  3,655
====================================================================================================================================

(i)     Consists of annual compensation accrued by the Company but not paid due to cash flow.
(ii)    Consists of health, life and disability insurance premiums of $8,156.
(iii)   Consists of car allowance and related expenses  totaling $10,608, health, life and disability insurance  premiums of $7,700 and life  insurance premiums of $7,700.
(iv)    For the period from December 20, 1999 to March 31, 2000.
(v)     Consists of car allowance and related expenses totaling $2,941 and health insurance premiums of $6,291.
(vi)    For the period from August 29, 1999 to March 31, 2000.
(vii)   Consists of car allowance of $7,500 and health,  life and disability  insurance  premiums of
        $2,761.
(viii)  Consists of settlement agreement payments to March 31, 2001 in lieu of salary.
(ix)    Consists of health insurance premiums of $2,760.
(x)     Consists of car  allowance  and  related  expenses of $1,548,  health,  life and  disability insurance premiums of $1,158 and life insurance premium of $504.
(xi)    Consists of car  allowance of $1,869,  health,  life and  disability  insurance  premiums of
        $4,635 and life insurance premiums of $504.

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
Mr.  Morris has been reducing his  obligation  to the Company by applying his monthly  salary to the obligation.  Management and Mr. Morris are currently in the process of  renegotiating  an Employment
Agreement and the balance of Mr. Morris' obligation.

     In April 2000 the Company and Charles  Cascio  terminated  his prior  employment  agreement and entered into a new three-year  employment agreement as a consultant to the Company's chief executive officer. The agreement,  which provides for base compensation of $125,000 per year, will be extended upon the Company achieving  cumulative gross financing of $4,000,000.  In addition,  Mr. Cascio will receive  incentive  compensation  equal to 50% of his base compensation upon the Company meeting its operating goals, and a five-year  options and warrants to purchase 200,000 shares,  of which 100,000 will  vest upon the  Company  achieving  cumulative  gross  financing  of  $4,000,000.  All of these conditions were met, and all of the warrants and options were granted to Mr. Cascio.

     Fred Laparo and Jeff  Cartwright  had  employment  agreements  with Planet Access  Networks for
$150,000 each. Planet Access ceased operations in July, 2001.

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

     See Note 10-Stock Options and Warrants, Notes to Consolidated Financial Statements, relative to the  granting  of options  during the years ended  March 31,  2001 and March 31,  2002,  unexercised options held as of the end of the fiscal year,  options  exercised and options  forfeited during the years.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon information supplied to the Company by its directors, officers and beneficial owners of at last 10% of the common  stock,  the Company  believes that during the fiscal year ended
March 31, 2002,  all filing  requirements  under  Section  16(a)  applicable  to its  directors  and executive officers were met.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information  regarding the beneficial ownership of the Company's common stock, as of July 18, 2002, by (a) each person known by the Company to own beneficially  more than five  percent of the  Company's  outstanding  shares of common  stock,  (b) each  director  and executive officer of the Company who owns shares and (c) all directors and executive officers of the
Company  as a group.  Unless  otherwise  indicated,  all  shares  of  common  stock are owned by the individual  named as sole record and beneficial  owner with  exclusive  power to vote and dispose of such shares.  The reported  numbers and  percentages  include stock  options and warrants  which are currently  exercisable  or  exercisable  within 60 days of July 31,  2001 as required by Item 403 of
Regulation S-B under the Security Exchange Act.

                                                           COMMON STOCK             PERCENTAGE
NAME AND ADDRESS                                        OWNED BENEFICIALLY           OF CLASS
----------------                                        ------------------           --------
Charles D. Cascio (1) (2)                                  1,773,000                  12.4%
30 Washington Avenue
Haddonfield, NJ  08033

Gary M. Schlosser (4)                                        150,000                   1.1%
6 Ridgeview Court
Voorhees, NJ  08043

John R. Toedtman                                             725,000                   5.2%
11 Birch Drive
Basking Ridge, NJ  07920

Randy G. Morris (6)                                          200,000                   1.4%
30 Washington Avenue
Haddonfield, NJ  08033

Michael Cascio                                             1,200,940                   8.7%
4A Eves Drive
Marlton, New Jersey 08053

AESOP Financial                                              900,000                   6.5%
551 5th Avenue
New York, New York  10176

Quemoy Company                                               900,000                   6.5%
551 5th Avenue
New York, New York  10176

The Rock Partners Ltd., Inc.                                 900,000                   6.5%
1175 York Avenue
New York, New York  10021

Susan Kordich                                                800,000                   5.8%
2050 Bergen Avenue
Brooklyn, New York 11234

All Executive Officers and Directors As a Group (5)        7,548,940                    51%

(1)  Includes 200,000 currently exercisable warrants and 200,000 currently vested stock options.
(2)  Does not include an aggregate of 144,000 shares owned by his adult independent children. Mr.
     Cascio disclaims beneficial ownership of such shares.
(3)  Includes 150,000 currently vested stock options.
(4)  Includes 200,000 currently vested stock options.
(5)  Includes 6,798,940 shares, 550,000 currently vested stock options and 200,000 warrants owned by all executive officers and directors

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
THE COMPANY AND APPLIED KNOWLEDGE SYSTEMS  INTERNATIONAL,  LTD, FORMERLY  "GEDANKEN",  ARE CURRENTLY
DISPUTING RESPECTIVE RIGHTS UNDER THE 1996 LICENSING AGREEMENT BETWEEN THE PARTIES.

     Michael Cascio,  Esquire, the son of Charles Cascio, Director and Consultant of The Translation
Group,  provided legal services to the Company for the fiscal years ended March 2001 and 2000 valued at $53,436 and $44,100, respectively.

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

 (b)     Reports on Form 8-K.

     Since the quarter ended December 31, 2001, the Company filed the following Reports on Form 8-K:

         May 24, 2002:  Change in Auditor

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

SIGNATURE                                   TITLE                                      DATE

/s/  Randy G. Morris                        President and CEO                          July 22, 2002
----------------------------------
     RANDY G. MORRIS

/s/ Charles D. Cascio
----------------------------------
    CHARLES D. CASCIO                       Director                                   July 22, 2002

/s/  Gary M. Schlosser
----------------------------------
     GARY M. SCHLOSSER                      Director

                                          Mark Cohen C.P.A.
                                     1772 East Trafalgar Circle
                                         Hollywood, Fl 33020
                                          (954) 922 - 6042

----------------------------------------------------------------------------------------------------

                                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
The Translation Group, Ltd.

We have audited the  accompanying  consolidated  balance sheet of The  Translation  Group,  Ltd. and subsidiaries  as  of  March  31,  2002  and  the  related  consolidated  statements  of  operations, stockholders'  equity  (deficiency) and cash flows for the year ended. These consolidated  financial statements are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial  statements based on our audit. The consolidated  financial statements of
The  Translation  Group,  Ltd. and  subsidiaries as of March 31, 2001 were audited by other auditors whose report dated August 01, 2001 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally  accepted auditing  standards.  Those standards require  that we plan and  perform  the audit to  obtain  reasonable  assurance  about  whether  the financial  statements  are free of material  misstatement.  An audit includes  examining,  on a test basis,  evidence supporting the amounts and disclosures in the financial  statements.  An audit also includes assessing the accounting principles used and significant  estimates made by management,  as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated  financial position of The Translation Group, Ltd. and subsidiaries as of March 31,
2002, and the consolidated  results of its operations and their consolidated cash flows for the year then ended,  in conformity  with generally  accepted  accounting  principles  accepted in the United
States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements,  the Company has experienced an operating  loss that raises  substantial  doubt  about its  ability to continue as a going  concern.
Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mark Cohen
----------------------
Mark Cohen C.P.A.
A Sole Proprietor Firm

Hollywood, Florida
July 11, 2002

                                     THE TRANSLATION GROUP, LTD.
                                          and Subsidiaries
                                     Consolidated Balance Sheets
                                  March 31, 2002 and March 31, 2001

                                                                               March 31,       March 31,
                                                                                 2002            2001
                                                                                 ----            ----
 ASSETS
 Current assets:
   Cash and cash equivalents                                                    $ 90,409       $ 129,159
   Accounts receivable, net of allowance for doubtful
    accounts of $41,720 and $21,500, respectively                                292,753       1,003,165
   Work in process                                                                83,054         192,977
   Loans and receivables from officers                                            50,000          56,740
   Other current assets                                                          166,254         231,085
                                                                             -----------     -----------

 Total current assets                                                            682,470       1,613,126

 Property and equipment, net of accumulated depreciation and
   amortization of $420,321 and $1,216,376, respectively                         329,020         820,566

 Licensing costs, net of valuation allowance of $1,426,543 and $0, respectively                1,421,511

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $337,110 and $266,140, respectively                727,434         808,243
 Loans and receivables from officers                                             215,169         158,429
 Other assets                                                                         -           55,278
                                                                             -----------     -----------

 TOTAL ASSETS                                                                $ 1,954,093     $ 4,877,153
                                                                             ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                            $ 969,508       $ 965,444
   Notes payable                                                                 371,841       1,196,658
   Accrued liabilities                                                           811,701         626,790
   Preferred dividends payable                                                    80,000
   Deferred income                                                                48,171          78,770
   Deferred income taxes                                                               -          16,000
                                                                             -----------     -----------

 Total current liabilities                                                     2,281,221       2,883,662
                                                                             -----------     -----------

 TOTAL LIABILITIES                                                             2,281,221       2,883,662

 Commitments and contingencies

 Preferred stock redeemable at the option of purchasers, $.001 par value,
   1,000,000 authorized, 250,000 shares issued and outstanding                   959,747         959,747

 Stockholders' equity:
   Common stock, $.001 par value, 15,000,000 shares authorized, 5,793,802 and 5,276,623 shares outstanding, respectively, and 5,801,802 and
    and 5,284,623 shares issued and to be issued, respectively                     5,802           5,142
   Additional paid-in capital                                                 14,606,527      14,497,757
   Retained earnings (deficit)                                               (15,824,362)    (12,911,183)
   Common stock in treasury, 8,000 shares                                        (68,032)        (68,032)
   Subscription receivable                                                                      (500,000)
   Accumulated other comprehensive income                                        (6,810)          10,060
                                                                             -----------     -----------

 Total stockholders' equity                                                   (1,286,875)      1,033,744
                                                                             -----------     -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 1,954,093     $ 4,877,153
                                                                             ===========     ===========

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Operations
                             For the years ended March 31, 2002 and 2001

                                                                               March 31,       March 31,
                                                                                2002             2001
                                                                                ----             ----

 Revenue                                                                     $ 1,978,055     $ 2,584,946
 Cost of revenue                                                               1,516,375       2,041,756
                                                                               ---------       ---------
 Gross profit                                                                    461,680         543,190
 Cost and expenses:
   Selling, general and administration                                           698,340       1,200,403
   Corporate administration                                                    1,034,635       2,119,832
   Loss on impairment of investment in subsidiary                                              2,660,511
   Loss on write-down of property and equipment                                                  813,968
   Loss on write-down of licensing agreement                                   1,426,543
   Loss on sale of property and equipment                                         20,150
   Amortization of excess of purchase price over
    fair value of net assets acquired                                             70,970         400,980
                                                                                  ------         -------
 Total                                                                         3,250,638       7,195,694
                                                                               ---------      ----------
 Loss before other income (expense)                                           (2,788,958)     (6,652,504)
 Other income (expense):
   Interest income                                                                19,253          91,418
   Interest expense                                                              (20,384)        (71,562)
   Amortization of compensatory warrants and finance charges                                    (299,000)
   Forgiveness of debt                                                             2,785
   Write-off of intercompany accounts at closing of subsidiary                   252,852
   Foreign currency gains (losses)                                                (3,925)         (2,543)
                                                                                  -------         -------
                                                                                 250,581        (281,687)
                                                                                 -------        ---------
 Loss from continuing operations before provision for income taxes            (2,538,377)     (6,963,398)

 Provision for (recovery of) income taxes                                         16,478        (142,993)
                                                                                  ------        ---------
 Loss from continuing operations                                              (2,554,855)    (11,175,749)

 Discontinued operations (Note 15)
   Loss from operations of discontinued segments (plus applicable
    income tax recovery of $15,970)                                              (81,094)     (4,212,351)
   Loss on disposal of discontinued segments                                    (197,230)              -
                                                                                ---------     ----------
                                                                                (278,324)     (4,212,351)
                                                                                ---------     ----------

 Net loss                                                                   $ (2,833,179)  $ (11,175,749)
                                                                            =============  ==============
 Net loss per common share outstanding (basic and diluted)                       $ (0.48)        $ (2.40)
                                                                                 ========        ========
 Weighted average shares outstanding                                           5,352,419       4,659,955
                                                                               =========       =========

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          and Subsidiaries
                            Consolidated Statements of Comprehensive Loss
                             For the years ended March 31, 2002 and 2001

                                                                  March 31,           March 31,
                                                                    2002                2001
                                                                    ----                ----

 Net loss                                                       $ (2,833,179)      $ (11,175,749)

 Other comprehensive income (loss):
   Currency translation adjustment                                   (16,870)             (3,635)
                                                                     --------             -------

 Comprehensive loss                                             $ (2,850,049)      $ (11,179,384)
                                                                =============      ==============

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                           Consolidated Statements of Stockholders' Equity
                             For the years ended March 31, 2002 and 2001

                                                                    Unearned Portion                                Accumulated Other              Total
                                       Common    Common  Additional of Compeensatory  Preferred    Retained Treasury Comprehensive Subscription Stockholders'
                                       Shares     Stock    Capital      Warrants      Dividends    Earnings   Stock       Income    Receivable    Equity
                                       ------    ------  ---------- ----------------  ---------    --------  -------- ------------- ------------ -----------
BALANCE AT MARCH 31, 2000              3,795,902 $3,796 $11,473,011        $    -           $ -  $(1,655,434)$(68,032)     $ 13,695       $ -    $ 9,767,036

  Shares issued with the exercise of
    warrants                              39,272     39     171,480                                                                                  171,519

  Shares issued in connection with
    private placement                    909,091    909   2,398,183                                                                  (500,000)     1,899,092

  Shares issued in satisfaction of debt   27,500     28      29,453                                                                                   29,481

  Shares issued in satisfaction of
    settlement agreements                370,000    370     126,630                                                                                  127,000

  Warrants issued in connection with
    financing arrangements and
    settlement agreement                                    299,000                                                                                  299,000

  Foreign currency translation
    adjustment                                                                                                                         (3,635)        (3,635)

  Preferred dividends                                                                   (80,000)                                                     (80,000)

  Net loss                                     -      -           -             -             -  (11,175,749)                  -            -    (11,175,749)
                                       ----------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2001              5,141,765  5,142  14,497,757             -       (80,000) (12,831,183) (68,032)       10,060  (500,000)     1,033,744

  Shares issued in connection with
    private placement                    142,858    143      49,857                                                                                   50,000

  Shares issued in satisfaction of debt   30,000     30      10,470                                                                                   10,500

  Shares issued in satisfaction of
    settlement agreement                 487,179    487      48,443                                                                                   48,930

  Foreign currency translation
    adjustment                                                                                                              (16,870)                 (16,870)

  Preferred dividends                                                                   (80,000)                                                     (80,000)

  Net loss                                    -      -            -            -             -    (2,833,179)      -             -          -     (2,833,179)
                                       --------- ------------------          ----    ---------  ---------------------      --------      ----    ------------

BALANCE AT MARCH 31, 2002              5,801,802 $5,802 $14,606,527          $ -     $ (160,000)$(15,664,362)$(68,032)     $ (6,810)     $ -    $ (1,286,875)
                                       ========= ====== ============         ====    =================================     =========     ====   =============

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          and Subsidiaries
                                Consolidated Statements of Cash Flow
                             For the years ended March 31, 2002 and 2001

                                                                                                March 31,              March 31,
                                                                                                  2002                   2001
                                                                                                  ----                   ----

Cash  flows provided by (used in) operating activities:
  Net loss                                                                                     $ (2,833,179)       $ (11,175,749)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                  139,896              465,533
     Amortization of excess purchase price over fair value of net assets acquired                    70,970              400,980
     Loss on disposal of discontinued segments                                                      197,230
     Loss on sale of property and equipment                                                          20,150
     Loss on impairment of investment in subsidiary                                                   9,839            2,728,363
     Writedown of equipment value                                                                                      3,412,947
     Writedown of licensing costs value                                                           1,426,543
     Writeoff of intercompany accounts of subsidiary                                                142,231
     Forgiveness of debt
     Allowance and forgiveness of loans to officers                                                                      358,240
     Foreign currency translation adjustment                                                        (16,870)              (3,635)
     Deferred income taxes                                                                          (16,000)            (173,000)
     Stock issued in satisfaction of settlement agreement                                            48,930              127,000
     Stock issued in satisfaction of accounts payable                                                10,500
     Exercise of warrants related to financing and settlement charges                                                    299,000
     Changes in operating assets and liabilities:
        Accounts receivable                                                                         568,917              383,641
        Work in process                                                                             109,923              126,846
        Other current assets                                                                         64,831                2,397
        Other assets                                                                                 55,278               56,174
        Accounts payable                                                                              4,511              368,175
        Accrued liabilities and deferred income                                                     216,254              (61,439)
                                                                                                 -----------          -----------

Net cash provided by (used in) operating activities                                                 219,954           (2,684,527)

Cash flows provided by (used in) investing activities:
  Acquisition of property and equipment                                                             (26,305)          (2,379,883)
  Proceeds from sale of property and equipment                                                       97,450
  Additional licensing costs                                                                         (5,032)
  Loans and advances to officers                                                                    (50,000)             (70,689)
                                                                                                 -----------          -----------

Net cash provided by (used for) investing activities                                                 16,113           (2,450,572)

Cash flows provided by (used in) financing activities:
  Private placement issue                                                                            50,000            1,899,092
  Exercise of warrants                                                                                                   171,519
  Issuance of preferred stock, net of costs                                                                              466,125
  Proceeds from stock subscription receivable                                                       500,000
  Proceeds from issuance of notes payable                                                                                909,057
  Proceeds from issuance long-term obligations                                                                           300,000
  Payments on capital lease obligations                                                                                   (4,200)
  Principal payments on long-term debt                                                             (824,817)             (97,415)
  Preferred dividends                                                                                    -               (80,000)
                                                                                                 -----------          -----------

Net cash provided by (used in) financing activities                                                (274,817)           3,564,178
                                                                                                 -----------          -----------

Net change in cash and cash equivalents                                                             (38,750)          (1,570,921)

Cash and cash equivalents, beginning of period                                                      129,159            1,700,080
                                                                                                 -----------          -----------

Cash and cash equivalents, end of period                                                           $ 90,409            $ 129,159
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

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                                      $ 20,384             $ 57,030
                                                                                                   ========             ========
     Income taxes                                                                                  $ 16,478             $ 30,007
                                                                                                   ========             ========

See accompanying notes to consolidated financial statements.

                            THE TRANSLATION GROUP, LTD. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

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

In February 1997,  the Company  obtained an exclusive  worldwide  license and rights to use and sell know-how,  apparatus,  and methods  pertaining to tools and systems  developments  based on a patent application  by the Gedanken  Corporation  ("Gedanken").  Gedanken has been granted a United  States
Patent that describes  apparatus and methods for translating  words,  phrases,  and sentences from a
source  language  to  other  target  languages  using  advanced   telecommunications   and  computer
technologies.  The Company and the  principals  of Gedanken  are  currently  disputing  the parties'
respective rights under a 1997 Licensing Agreement. In November 2001, the Company filed a demand for arbitration with the American Arbitration Association to enforce the Company's rights under the 1996
Licensing  Agreement with Gedanken.  The Company expects the matter to resolve before the end of the current  fiscal year.  Based on  discussions  with third  parties,  as well as review of independent reports regarding the Gedanken  technology,  a limited level of success at Arbitration may result in the Company recouping its investment in Gedanken due to the inherent value of the technology.

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
The Company is currently in litigation  with the former owner of WordHouse,  as more fully described in Note 12.

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
TTGL has received an  exclusive  worldwide  license for four  identified  applications  and for four additional  applications for a period of fifteen years. The Company and the principals of ESTeam are disputing their respective rights under a 1999 Licensing and Development  Agreement.  The Company is
pursuing its rights via litigation in the Superior Court of New Jersey. See Note 5.

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
Planet primarily used Internet-based technologies to create digital communications solutions for the
World  Wide Web.  The sudden and sharp  downturn  in the Web  Development  industry  affected  TTGL, specifically Planet.  Planet shut down operations on July 31, 2001.  Substantially all of its assets have been liquidated and applied to its portion of the Progress Bank Loan. See Note 14.

During the third  quarter of the year ended March 31, 2002,  the Company  commenced a close down and sale procedure at Bureau of Translation  Services,  Inc.  Substantially  all of its assets have been liquidated and applied towards debt at BTS. See Note 14.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEARS

The Company's  reporting year ends March 31. For purposes of reporting,  fiscal year ended March 31,
2002 will also be referred to as the 2002 fiscal year; fiscal year ended March 31, 2001 will also be referred to as the 2001 fiscal year; and any reference to fiscal year ended March 31, 2000 will also be referred to as the 2000 fiscal year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of TTGL, BTS, Word House, and Planet. All
significant  inter-company  accounts  and  transactions  have  been  eliminated.   Accordingly,  the
consolidated  financial statements for the year ended March 31, 2002 and 2001 reflect the results of activities of all of these companies.

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

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting  principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,  disclosure  of  contingent  assets  and  liabilities  at the  date  of  the  financial statements,  and the reported amounts of revenues and expenses during the reporting period.  Certain amounts included in the financial statements are estimated based on currently available  information and management's  judgment as to the outcome of future conditions and circumstances.  Changes in the status of certain facts or  circumstances  could result in material changes to the estimates used in the  preparation  of financial  statements  and actual  results  could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of Financial Instruments

The  carrying  amounts  reported in the balance  sheet for cash and cash  equivalents,  receivables, accounts payable and accrued  liabilities  approximate their fair values because of the immediate or short-term maturity of these financial instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original  maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

RECEIVABLES

The Company believes that the carrying amount of receivables at March 31, 2002 approximates the fair value at such date.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost less  accumulated  depreciation.  Depreciation is computed using the straight  line method over the  estimated  useful lives when the property and equipment is placed in service.  Repairs and maintenance are charged to operations as incurred,  and expenditures for significant  improvements are capitalized.  The cost of property and equipment  retired or sold, together  with the related  accumulated  depreciation,  are removed from the  appropriate  asset and depreciation accounts, and the resulting gain or loss is included in operations.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets held and used by the Company are reviewed for possible  impairment whenever events or  changes  in  circumstances  indicate  the  carrying  amount of an asset may not be  recoverable.
Recoverability  of assets to be held and used is measured by a comparison of the carrying  amount of the assets to the future net cash flows  expected to be generated  by the asset.  If such assets are considered  to be impaired,  the  impairment to be recognized is measured by the amount by which the carrying  amount of the assets  exceeds the fair value of the assets.  The fair value of an asset is the  amount at which the asset  could be  bought or sold in a current  transaction  between  willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the  best  evidence  of fair  value  and  shall be used as the  basis  for the  measurement,  if available.  If quoted market prices are not available,  the estimate of fair value shall be based on the best  information  available in the  circumstances.  The  estimate of fair value shall  consider prices for similar  assets and the results of valuation  techniques  to the extent  available in the circumstances.  Valuation  techniques  include the present value of estimated  expected  future cash flows using a discount rate  commensurate  with the risk  involved,  option-pricing  models,  matrix pricing and fundamental analysis.

REVENUE RECOGNITION

In December 1999, the Securities and Exchange  Commission  ("SEC") issued Staff Accounting  Bulletin
No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and  disclosure  of revenue in financial  statements  filed with the SEC. SAB 101 outlines the basic criteria  that must be met to  recognize  revenue and provide  guidance for  disclosures  related to revenue  recognition  policies.  Management  believes that The  Translation  Group,  Ltd.'s  revenue recognition practices are in conformity with the guidelines of SAB 101.

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

RECLASSIFICATIONS

Certain  reclassifications  have been made in the prior year's  financial  statements  to conform to classifications used in the current year.

EARNINGS (LOSS) PER SHARE CALCULATION

Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128,  "Earnings per
Share," which  establishes  standards for computing and presenting  earnings per share. SFAS No. 128 requires  the  Company  to report  both  basic  earnings  (loss)  per  share,  which is based on the weighted-average  number of common shares outstanding during the period, and diluted earnings (loss)
per share,  which is based on the  weighted-average  number of common  shares  outstanding  plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

STOCK BASED COMPENSATION

In October 1995, the Financial  Accounting  Standards Board issued Statement of Financial Accounting
Standards  ("SFAS") No. 123,  "Accounting for Stock-Based  Compensation".  The Company  accounts for stock based  compensation  granted to non employees in accordance with SFAS No. 123. The Company has determined that it will continue to account for employee  stock-based  compensation under Accounting
Principles Board No. 25 and elect the disclosure-only alternative under SFAS No. 123.

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

MARKETING AND ADVERTISING

Marketing and advertising  costs are expensed as incurred.  Such expenses  approximated  $10,796 and
$411,893 for the years ended March 31, 2002 and 2001, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Statement of Financial Accounting  Standards Board (SFAS) No. 141, "Business  Combinations," was
issued by the Financial Accounting  Standards Board (FASB) in July 2001. This Statement  establishes standards for  accounting  and  reporting for business  combinations.  This  statement  requires the purchase  method  of  accounting  to be used  for  all  business  combinations,  and  prohibits  the pooling-of-interests method of accounting. This Statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business  Combinations" as well as
Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting
for  Preacquisition  Contingencies of Purchased  Enterprises." The adoption of this statement by the
Company did not have a material impact on its financial condition or results of operations.

The Statement of Financial Accounting Standards Board (SFAS) No. 142, "Goodwill and Other Intangible
Assets," was issued by the Financial  Accounting Standards Board (FASB) in July 2001. This Statement
addresses  how  intangible  assets that are  acquired  individually  or with a group of other assets should be accounted for in financial  statements upon their  acquisitiion.  This statement  requires goodwill  amortization  to cease and for goodwill to be periodically  reviewed for  impairment,  for fiscal  years  beginning  after  October  31,  2001.  SFAS No. 142  supercedes  APB  Opinion No. 17,
"Intangible  Assets." The Company does not expect the adoption of this  statement to have a material impact on its financial condition or results of operations.

The  Statement  of  Financial  Accounting  Standards  Board  (SFAS) No. 143,  "Accounting  for Asset
Retirement  Obligation,"  was issued by the Financial  Accounting  Standards  Board (FASB) in August
2001. This Statement will require  companies to record a liability for asset retirement  obligations in the  period in which they are  incurred,  which  typically  could be upon  completion  or shortly thereafter.  The FASB  decided  to limit the scope to legal  obligation  and the  liability  will be recorded at fair value.  This Statement is effective for fiscal years beginning after June 15, 2002.
The  Company  does not expect  the  adoption  of this  statement  to have a  material  impact on its financial condition or results of operations.

The Statement of Financial Accounting Standards Board (SFAS) No. 144, "Accounting for the Impairment
or Disposal of Long-Lived Assets," was issued by the Financial  Accounting Standards Board (FASB) in
October 2001. This Statement provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121  "Accounting  for the  Impairment of Long-Lived  Assets and  Long-Lived
Assets to Be Disposed Of." This Statement is effective for fiscal years beginning after December 15,
2001. The Company is evaluating the effect of the adoption of this statement.

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

Other  factors may affect the  Company's  future  operations,  including  the ability to attract and retain qualified  management,  to exploit current marketing efforts, to compete  successfully in the market, and to raise sufficient capital for future operations (See Note 3).

NOTE 3 - BASIS OF PRESENTATION - GOING CONCERN

The Company's  consolidated  financial statements have been prepared on the basis that it is a going concern,  which  contemplates  the realization of assets and the  satisfaction of liabilities in the normal course of business.  The Company  incurred net losses of $2,833,179 and  $11,175,749  for the years ended March 31, 2002 and 2001,  respectively,  currently has a working  capital  deficiency of about $1,600,000 and is in default of its bank debt that raise substantial doubt about the Company's ability to continue as a going concern.

Management  believes that the existing working capital  deficiency,  together with revenues from the remaining translation company, are insufficient to fully implement its plans to exploit the Gedanken
System.  Additional funding, either from outside investors,  partners, or customers will be required in order for the Company to fully realize the potential of the Gedanken System and services based on the system.  The Company  believes  that it will be able to finance its growth from the  issuance of securities and has continued  discussions with a number of potential funding sources.  However,  the
Company  has not  received  any  commitments  with  respect  to such  financing  and there can be no assurance that the Company will be able to finance its planned  growth.  If the Company is unable to secure additional  financing,  it may be required to slow its service offering based on the Gedanken
System or may be required to seek joint  venture  partners  or license  technologies  to others with better resources or finally to cease its operations.

NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS

The sudden and sharp general downturn in the Web Development  industry  affected TTGL's  subsidiary,
Planet Access  Networks,  as  dramatically as elsewhere in the industry.  The Company  abandoned its
Insage brand and its efforts to engineer a complete multilingual web solution as envisioned.  Planet
Access ceased operations on July 31, 2001. During fiscal year 2002,  substantially all of the assets of Planet Access  Networks were  liquidated and applied to its portion of the Progress Bank Loan. As required by FASB statement 121,  "Impairment of Long-Lived  Assets",  the Company charged in 2001 to loss in impairment of investment,  $2,728,363 of excess purchase price over fair value of net assets acquired  and  charged  in 2001 to loss on  write-down  of  property  and  equipment  $2,598,979  of machinery, equipment and capitalized software costs based on expected liquidation values.

During fiscal year 2001, the Company also expensed  approximately $814,000 of property and equipment costs  related to its  investment  in  software  license  provided by an  agreement  with ESTeam AB,
(included in "Loss on write-down of property and  equipment").  Net realizable value is based on the estimated minimum sales value of the software license.

During  fiscal year 2002,  the Company  established  a full  valuation  allowance  of  approximately
$1,427,000  related to capitalized  licensing costs in connection with its licensing  agreement with
Gedanken due to the uncertainty of the outcome of the pending arbitration. See Note 12.

NOTE 5 - LICENSING AGREEMENT

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

In  consideration  of the  worldwide  license,  TTGL had agreed:  to pay  royalties  on sales of any application;  to pay EST a minimum of $50,000 per month  towards  EST's  operating  expenses for two years; and to provide certain  development  funding in addition to the $50,000  minimum.  During the years ended March 31, 2001 and 2000, payments in the amount of $357,532 and $706,436,  respectively, were capitalized by the Company. See Note 4.

In addition,  TTGL will grant stock options to four employees of EST,  aggregating 102,000 shares of its common  stock at a price of $3.50 per share,  when  certain  levels of sales are  reached.  Such options  are  subject to the  provisions  of TTGL's  1995 Stock  Option  Plan and will vest with the grantees based upon the achievement of revenues by TTGL from the development work of EST.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                           Average
                                                    March 31, 2002     March 31, 2001    Useful Life
                                                    --------------     --------------    -----------
                                                                                           (Years)
         Equipment                                   $   359,495        $    938,613          5
         Software                                        105,560             284,860          5
         Equipment and software under license            250,000           1,789,634          5
         Office condominium                                   -              245,182         20
         Furniture & fixtures                                 -               54,219          5
         Leasehold improvements                           34,286              45,944          5
         Property held for sale                               -              100,000
                                                     -----------          ----------
           Total                                         749,341           3,458,453
           Less: accumulated depreciation
                 and amortization                       (420,321)         (1,216,376)
                                                        ---------         -----------
         Net property and equipment                  $   329,020          $2,242,077
                                                     ===========          ==========

For the years ended March 31, 2002 and 2001,  depreciation and  amortization  expenses were $139,896 and $511,106, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from the Company's chief executive officer (CEO) is a loan of $100,000. This is an interest free loan in connection with his relocation.  The loan is due and payable upon the sale of his New Jersey home or employment termination, whichever occurs later.

Due from the Company's  former chief  executive  officer (CEO) is a loan of $170,220 (which includes accrued interest at the rate of 6% per annum) that is  collateralized by 20,000 of such individual's shares of the  Company's  common  stock.  The loan is being  forgiven  over the life of the 3 - year
Employment Contract.

Due from the chief  executive  officer (CEO) and vice president of Planet are loans of $150,000 each dated March 31, 2000 at an interest  rate of 6% per annum.  At March 31,  2001,  both of these loans have been fully  reserved as doubtful of  collection  and they were  written off during  fiscal year
2002.

The Company had retained a former  officer and son of the  Company's  CEO as outside  legal  counsel during fiscal 2001; fees were $53,436.

NOTE 8 - DEBT

On December 6, 2000, the Company,  excluding Word House (U.S. Companies),  received a line of credit in the amount of $1,200,000 from Progress Bank. Progress Bank has obtained a consent judgment by way of  Confession  for an amount in excess of $800,000 as provided  for under the loan  agreement.  The
Company denies further  liability  under this agreement and plans to contest the obligation if it is not properly  settled.  After payments of  approximately  $900,000 to Progress Bank, the Company has negotiated  and  preliminarily  agreed to the terms of a  complete  settlement  with  Progress  Bank regarding the loan in question.  The  agreement is yet to be signed.  The entire amount due at March
31, 2002 and 2001 is recorded as a current  liability in Notes Payable in the  accompanying  balance sheet.

NOTE 9 - INCOME TAXES

The provision (benefits) for taxes on earnings for the years ended March 31, consist of:

                                            2002                2001
                                            ----                ----
                  Current
                       Federal            $    -               $    -
                       State                 800                1,000
                       Foreign            15,678               29,007
                                       ---------               ------
                                         $16,478               30,007

                  Deferred
                       Federal                 -                    -
                       State                   -             (173,000)
                       Foreign                 -                    -
                                      ----------             ---------
                                       $  16,478             $(142,993)
                                      ==========             ==========

The Company did not provide any current or deferred  United States  federal  income tax provision or benefit for the year ended March 31, 2002  because it has  experienced  net  operating  losses.  The
Company has provided a full valuation allowance on the deferred tax asset.,  consisting primarily of net operating loss carry fowards, because of uncertainty regarding its realizability.

The  Company has US Federal and State  operating  loss carry  forwards  and  deferred  tax assets of that expire over the ensuing period of twenty years.

The Company has foreign net operating loss carry-forwards that do not expire under Dutch tax rules.

NOTE 10 - PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock and has issued 250,000 shares of  convertible  preferred  stock at March 31, 2002 and 2001.  Holders of the  preferred  shares are entitled to receive cumulative cash dividends at the annual rate of 8% payable quarterly. The shares are  convertible  at any time during the five year period ending March 31, 2005, in whole or in part at a price of $4.00 per share.  The preferred  stock can be redeemed by the holder at face value, at the end of five years.

NOTE 11 - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

In October 1995, the Financial  Accounting  Standards Board issued Statement of Financial Accounting
Standards ("SFAS") No. 123,  "Accounting for Stock-Based  Compensation".  The Company has determined that it will continue to account for employee stock-based  compensation under Accounting  Principles
Board No. 25 and elect the disclosure-only alternative under SFAS No. 123. The fair value of a share of nonvested stock is measured at the market price of a share on the grant date. The proforma effect to net income and earnings per share is reflected as follows:

                                                                     Year ended          Year ended
         FAS 123 "Accounting for stock based compensation           Mar 31, 2002        Mar 31, 2001
                                                                    ------------        ------------
         Paragraph 47 (a)
1. Beginning of year - outstanding
         i.       number of options                                   2,842,500            2,457,000
         ii.      weighted average exercise price                          3.88                 4.00
2. End of year - outstanding
         i.       number of options                                   1,312,500            2,742,500
         ii.      weighted average exercise price                          2.57                 3.88
3. End of year - exercisable
         i.       number of options                                   1,245,750            2,211,250
         ii.      weighted average exercise price                          2.59                 4.04

4. During the year - Granted
         i.       number of options                                           0              522,500
         ii.      weighted average exercise price                             0                 3.44
5. During the year - Exercised
         i.       number of options                                           0                    0
         ii.      weighted average exercise price                             0                    0
6. During the year - Forfeited
         i.       number of options                                   1,530,000              237,000
         ii.      weighted average exercise price                          4.61                 4.20
7. During the year - Expired
         i.       number of options                                           0                    0
         ii.      weighted average exercise price                             0                    0

Paragraph 47 (b) Weighted-average grant-date fair value of options granted during the year:

1. Equals market price                                                        N/A                  0
2. Exceeds market price                                                       N/A               3.44
3. Less than market price                                                     N/A                  0

         Paragraph 47(C)Equity instruments other than options                none               none

Paragraph 47(d) Description of the method and significant assumptions used during the year to estimate the fair value of options:

1. Weighted average risk-free interest rate                                   N/A          6.10-6.30
2. Weighted average expected life (in years)                                  N/A               6.15
3. Weighted average expected volatility                                       N/A                155%
4. Weighted average expected dividends                                        N/A                N/A

Paragraph 47(e) Total compensation cost recognized in
income for stock-based employee compensation awards.                            0                  0

Paragraph 47(f) The terms of significant modifications of
outstanding awards.                                                          none               none

Paragraph 48 - Options outstanding at the date of the latest statement of financial position presented:

1.       (a) Range of exercise prices                                 $1.50-$4.00        $1.50-$6.60
         (b) Weighted-average exercise price                                 2.57               3.88
2.       Weighted-average remaining contractual life (in years)              5.80               6.15

                                                               Year ended             Year ended
                                                               Mar 31, 2002           Mar 31, 2001
                                                               ------------           ------------
     Net Income after proforma effect                         $  (2,833,179)          (12,309,749)
     Earnings per share after proforma effect                 $        (.48)               $(2.64)

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

The Company also  granted the  underwriters,  of its IPO,  rights to purchase  60,000  shares of the
Company's  common stock at an exercise price of $7.80 per share and 160,000  warrants at an exercise price of $.26 per  warrant  and in turn,  an  exercise  price for the stock of $7.80 per share,  the former of which expired on December 2, 2001,  and the later of which expired on December 2, 1999. In connection with the Company's  earlier private  placement,  additional stock warrants were issued to purchase  40,000 shares of the Company's  common stock at a price of $1.50 per share that expired on
January 17, 2001.

As part of the Credit  Agreement  dated  December 6, 2000 with  Progress Bank as discussed in Note 6 above,  the Company issued 96,000  warrants at an exercise price of $1.38 that expire on December 6,
2008.

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

Effective  September  7, 2001,  the  Company  extended  the  warrants  until June 30,  2002,  with a concomitant reduction in the exercise price to $1.25.

     Outstanding warrants consist of the following:

          Issued in connection with the Initial Public Offering        2,140,000
                                                                       ---------

          Balance at March 31, 1997                                    2,140,000
                  Granted                                                 20,000
                  Exercised                                              (13,340)
                                                                       ----------
          Balance at March 31, 1998                                    2,146,660
                                                                       ---------

          Balance at March 31, 1999                                    2,146,660
                                                                       ---------
                  Granted
                  Exercised                                             (292,600)
                                                                       ----------

          Balance at March 31, 2000                                    1,854,060
                                                                       ---------
                  Granted                                                  6,250
                  Exercised                                              (33,500)
                                                                       ----------

          Balance at March 31, 2001                                    1,826,810
                  Granted
                  Exercised

          Balance at March 31, 2002                                    1,826,810
                                                                       =========

The above outstanding warrants do not include the warrants described above relating to the Company's underwriters'  options to acquire 260,000  warrants and for the option to acquire  100,000  warrants issued to the consultant.

NOTE 12-COMMITMENTS AND CONTINGENCIES

(A) Rent

The Company has operating leases for its production  facilities and office space.  Aggregate minimum future annual rental payments are as follows:

                                        Year Ending
                                          March 31,                    Total
                                          --------                     -----

                                          2003                        $15,000

Rent expenses for fiscal years 2002 and 2001 were $238,348 and $419,472, respectively.

(B) Other matters and Litigation

(1) In April 2001,  the former owner of WordHouse  (WH) sought to have the 1997  Exchange  Agreement
(under which the Company  purchased  WH)  annulled.  Pursuant to the 2000  Settlement  Agreement and
Mutual  Release  entered into by the Company and WH's former  owner,  the former owner of WH filed a
Request for Arbitration with the Netherlands  Arbitrage Institute.  Concurrently,  WH's former owner sought preliminary  relief in a Dutch Court proceeding  (Summary  Proceedings).  In August 2001, the
Judge in Summary Proceedings granted the request of WH's former owner and annulled the 1997 Exchange
Agreement.  The  preliminary  award in Summary  Proceedings  is subject to an award in  Arbitration.
Thereafter,  the former  owner of WH withdrew his Request for  Arbitration.  In November  2001,  the
Company filed a Request for Arbitration, as provided for in the 2000 Settlement Agreement and Mutual
Release.  On December 31, 2001,  WH's former  owner caused the shares in WH to be  re-transferred  , pursuant to the order in Summary Proceedings.  Immediately  following the re-transfer of shares, the
Company  secured  an  "Attachment"  on the  capital  shares of WH in a Dutch  Court to  protect  its interests, which include a loan to WH in excess of $900,000, pending the outcome of Arbitration. The
Attachment  prevents the former owner of WH to sell, or otherwise dispose of the shares of WH, until the matter has been resolved in Arbitration.  Arbitration with the Netherlands  Arbitrage  Institute
(NAI) should commence shortly and the parties  continue to attempt to settle the matter.  Should the
Company lose in  Arbitration,  the Company  would still have the right to proceed  against WH and/or
WH's former owner for the loan and other expenses incurred as a result of the Company's ownership of
WH.

(2) The Company and the  principals  of Gedanken are  currently  disputing  the parties'  respective rights under a 1996  Licensing  Agreement.  In November  2001,  the Company  filed a demand with the
American Arbitration Association.  Based on discussions with third parties, as well as the review of independent reports regarding the Gedanken technology, a limited level of success at Arbitration may result in the  Company  recouping  its  investment  in  Gedanken  due to the  inherent  value of the technology.

(3) A former  officer  and  director  of the  Company  had  made a formal  demand  to  proceed  with arbitration in accordance with the rules of the American Arbitration Association wherein the officer alleged breach of the Employment Agreement with the Company. The former officer was seeking monetary damages, specific performance, equitable relief and costs in the approximate amount of $220,000. The
Company and the former  officer  reached a  settlement  agreement  in May 2001.  The former  officer received a total of $18,500 cash. In addition,  the former  officer will receive  500,000  shares of common stock, and an additional 25,000 shares per month commencing  October 16, 2001, if the Company fails to file a Registration Statement which includes the former officers' shares.

(4)  The  Company  had  been  sued  by a  stockholder  who is  seeking  monetary  damages,  specific performance,  equitable relief and costs in the amount of $3,000,000. The Company settled the matter in July 2001 for 120,000 shares of the Company's common stock in exchange for a full release.

(5) The Company has made demands from ESTeam,  AB (ESTeam)  regarding the 1999  Development  License
Agreement. The Company is considering suing ESTeam on the basis that ESTeam breached the Development
Agreement.

NOTE 13 - SEGMENT OPERATIONS

The following summarizes information about the Company's business segments. Translation/localization is in Japanese,  Chinese,  and other  languages of the Asian rim, as well as European  languages and
Canadian French.  The sales of BTS originate in the United States to domestic and foreign customers.
The sales of Word  House  originate  in Europe and are almost  entirely  in Dutch,  French and other
European languages. During fiscal year 2002, the operations of the Translation/localization  (United
States) and the Internet and web-site development segments were discontinued. See Note 14.

Financial information that can be classified by the segments of the Company is as follows (stated in thousands):

                                                                       2002                 2001
                                                                       ----                 ----
         Translation/localization (United States):
                  Revenue                                             $                    $2,046
                  Intercompany revenue                                                        (16)
                  Interest income                                                               1
                  Interest expense
                  Intercompany interest
                  Depreciation and amortization                                               141
                  Provision for income taxes                                                    1
                  Total assets                                                                755

         Translation/localization (Europe):
                  Revenue                                              $2,097              $2,796
                  Intercompany revenue                                   (119)               (195)
                  Interest income                                           4                  15
                  Interest expense                                        (54)                (58)
                  Intercompany interest                                   (43)                (35)
                  Depreciation and amortization                            72                 161
                  Provision for income taxes                               16                  29
                  Total assets                                            684                 817

         Internet and web-site development:
                  Revenue                                              $                   $3,407
                  Intercompany revenue
                  Interest income
                  Interest expense                                                             (2)
                  Depreciation and amortization                                               206
                  Provision for income taxes                                                 (173)
                  Total assets                                                                735

         Parent:
                  Revenue                                              $                   $
                  Intercompany revenue
                  Interest income                                          58                 119
                  Intercompany interest                                                        35
                  Interest expense                                         (9)                (49)
                  Depreciation and amortization                             2                   2
                  Provision for income taxes
                  Total assets                                          1,725               3,563

NOTE 14- DISCONTINUED OPERATIONS

During Fiscal 2002, the Company closed two of its  subsidiaries,  Planet Access  Networks,  Inc. and
Bureau  of  Translation  Services,  Inc.  Substantially  all  assets of both  subsidiaries  had been liquidated during the year and the proceeds were applied towards debt. These closings  represent the disposal  of two  business  segments  under  Accounting  Principles  Board  (APB)  Opinion  No.  30.
Accordingly, results of these operations have been classified as discontinued and the prior year has been restated.

The operating results of the discontinued operations are as follows:

                                                                        Year ended       Year ended
                                                                     March 31, 2002     March 31, 2001
                                                                     --------------     --------------

         Planet Access Networks, Inc.:
             Revenue                                                  $   570,704        $ 3,406,906
             Loss from operations of discontinued segment             $  (254,739)       $(4,190,907)
             Loss on disposal of discontinued segment                    (106,127)
             Income tax provision (recovery)                                  -0-           (172,600)
                                                                      ------------      ------------
                  Net loss from discontinued segment                     (360,866)        (4,018,307)
                                                                      ------------      -------------

         Bureau of Translation Services, Inc.:
             Revenue                                                   $  772,250        $ 2,046,346
             Loss from operations of discontinued segment              $  157,675           (193,644)
             Loss on disposal of discontinued segment                     (91,103)

             Income tax provision (recovery)                              (15,970)               400
                                                                      ------------       ------------
                  Net loss from discontinued segment                      (82,542)          (194,044)
                                                                      ------------       ------------
                  Net loss from discontinued operations               $  (278,324)       $(4,212,351)
                                                                      ============       ============

