Form 10QSB
period 2002-06-30
TRANSLATION GROUP LTD
filed 2002-08-14
CIK 1019356

====================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB

                                             (Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
     Period Ended June 30, 2002.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For
     the Transition Period From __________________ to _______________

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

Common Stock, .001 Par Value-Issued 13,872,403 shares as of July 31, 2002.

====================================================================================================

                                                INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed consolidated balance sheet - June 30, 2002 (Unaudited)

             Condensed consolidated statements of operations - Three months ended June 30, 2002 and
             2001 (Unaudited)

             Condensed consolidated statements of cash flows - Three months ended June 30, 2002 and
             2001 (Unaudited)

             Notes to condensed consolidated financial statements - June 30, 2002 (Unaudited)

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

  Item 3.    Defaults upon Senior Securities

  Item 4.    Submission of Matters to a Vote of Security Holders

  Item 5.    Other Information

  Item 6.    Exhibits and Reports of Form 8-K

Signatures

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                            JUNE 30, 2002

ASSETS
Current assets:
  Cash and cash equivalents                                                                $ 120,324
  Accounts receivable, net of allowance for doubtful
   accounts of $41,720 and $21,500, respectively                                             357,690
  Work in process                                                                              6,912
  Loans and receivables from officers                                                        268,669
  Other current assets                                                                       128,898
                                                                                         -----------
Total current assets                                                                         882,493

Property and equipment, net of accumulated depreciation and
  amortization of $436,219 and $1,216,376, respectively                                      313,122

Licensing costs, net of valuation allowance of $1,426,543 and $0, respectively                     -

Excess of purchase price over fair value of net assets acquired, net of
 accumulated amortization of $354,852 and $266,140, respectively                             709,692
                                                                                         -----------

TOTAL ASSETS                                                                             $ 1,905,307
                                                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                         $ 949,808
  Notes payable                                                                              371,841
  Accrued liabilities                                                                        869,003
  Loans and payables to officers                                                              22,000
  Preferred dividends payable                                                                120,000
  Deferred income                                                                            48,171
                                                                                         -----------
Total current liabilities                                                                  2,380,823
                                                                                         -----------
TOTAL LIABILITIES                                                                          2,380,823

Commitments and contingencies

Preferred stock redeemable at the option of purchasers, $.001 par value,
  1,000,000 authorized, 250,000 shares issued and outstanding                                959,747

Stockholders' equity:
  Common stock, $.001 par value, 15,000,000 shares authorized, 5,793,802 and 5,276,623 shares outstanding, respectively, and 5,801,802 and
   and 5,284,623 shares issued and to be issued, respectively                                  5,802
  Additional paid-in capital                                                              14,606,527
  Retained earnings (deficit)                                                            (15,972,750)
  Common stock in treasury, 8,000 shares                                                     (68,032)
  Accumulated other comprehensive income                                                      (6,810)
                                                                                         -----------
Total stockholders' equity                                                                (1,435,263)
                                                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 1,905,307
                                                                                         ===========

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                            June 30,         June 30,
                                                                             2002              2001
                                                                             ----              ----

 Revenue                                                                   $ 746,433         $ 521,594
 Cost of revenue                                                             505,072           379,807
                                                                         -----------       -----------

 Gross profit                                                                241,361           141,787

 Cost and expenses:
   Selling, general and administration                                       158,361           214,697
   Corporate administration                                                  164,369           242,927
   Loss on write-off of loan to subsidiary                                                      76,809
   Amortization of excess of purchase price over
    fair value of net assets acquired                                         17,742            18,618
                                                                         -----------       -----------
 Total                                                                       340,472           553,051
                                                                         -----------       -----------

 Loss before other income (expense)                                          (99,111)         (411,264)

 Other income (expense):
   Interest income                                                             1,629            10,958
   Interest expense                                                           (6,368)          (42,165)
   Foreign currency gains (losses)                                            (1,305)           (2,344)
                                                                         -----------       -----------
                                                                              (6,044)          (33,551)
                                                                         -----------       -----------

 Loss from continuing operations before provision for income taxes          (105,155)         (444,815)

 Provision for (recovery of) income taxes                                     23,232             2,273
                                                                         -----------       -----------

 Loss from continuing operations                                            (128,387)         (447,088)

 Discontinued operations
   Loss from operations of discontinued segments (plus applicable
    income tax recovery of $15,970)                                                -          (287,687)
   Loss on disposal of discontinued segments                                       -                 -
                                                                          ----------        -----------
                                                                                   -           (287,687)
                                                                          ----------        ------------

 Net loss                                                                 $ (128,387)       $ (734,775)
                                                                          ===========       ===========

 Net loss per common share outstanding (basic and diluted)                   $ (0.02)          $ (0.14)
                                                                          ===========       ===========

 Weighted average shares outstanding                                       5,793,802         5,151,034
                                                                          ==========         =========

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                          FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                                  June 30,          June 30,
                                                                                                    2002              2001
                                                                                                    ----              ----

Cash  flows provided by (used in) operating activities:
  Net loss                                                                                     $ (128,387)        $ (734,775)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                 15,898             63,819
     Amortization of excess purchase price over fair value of net assets acquired                  17,742             18,617
     Allowance and forgiveness of loans to officers                                                                   14,185
     Foreign currency translation adjustment                                                                         (13,322)
     Changes in operating assets and liabilities:
        Accounts receivable                                                                       (64,937)           212,186
        Work in process                                                                            76,142            (18,570)
        Other current assets                                                                       37,356            (55,107)
        Other assets                                                                                                  42,019
        Accounts payable                                                                              299            137,768
        Accrued liabilities and deferred income                                                    57,302             53,705
                                                                                               ----------         ----------

Net cash provided by (used in) operating activities                                                11,415           (279,475)

Cash flows provided by (used in) investing activities:
  Proceeds from sale of property and equipment                                                                       148,611
  Loans and payables to officers                                                                   22,000
  Loans and receivables from officers                                                              (3,500)                 -
                                                                                               ----------         ----------

Net cash provided by (used for) investing activities                                               18,500            148,611

Cash flows provided by (used in) financing activities:
  Private placement issue                                                                                             50,000
  Proceeds from issuance of notes payable                                                               -            124,178
                                                                                               ----------         ----------

Net cash provided by (used in) financing activities                                                     -            174,178
                                                                                               ----------         ----------

Net change in cash and cash equivalents                                                            29,915             43,314

Cash and cash equivalents, beginning of period                                                     90,409            129,159
                                                                                               ----------         ----------

Cash and cash equivalents, end of period                                                        $ 120,324           $ 172,473
                                                                                               ==========          =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                                   $   6,368          $  42,165
                                                                                               ==========          =========
     Income taxes                                                                               $  23,232          $   2,273
                                                                                               ==========          =========

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 2002 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The Company's  consolidated  financial statements have been prepared on the basis that it is a going concern,  which  contemplates  the realization of assets and the  satisfaction of liabilities in the normal  course of business.  The Company  incurred a net loss of $128,387 for the three months ended
June 30, 2002 and a net loss of $2,833,179 for the year ended March 31, 2002. Currently, the Company has a working capital  deficiency of approximately  $1,500,000 and is  renegotiating  its bank debt, which it contests. These issues raise substantial doubt about the Company's ability to continue as a going concern.

During the second quarter of the year ended March 31, 2002,  the Company  commenced a close down and sale  procedure at Planet  Access  Networks due to a severe lack of new sales  endemic to the larger web-site  design-consulting  industry and management problems.  Additionally,  a close down and sale procedure at Bureau of Translation Services,  Inc. commenced in the third quarter of the year ending
March 31, 2002.  The Company and the  principals  of Gedanken are  currently  disputing the parties'
respective rights under a 1996 Licensing Agreement.  On November 19, 2001, the Company filed a claim against Gedanken and all related parties with the American Arbitration Association,  as provided for in the 1996  Licensing  Agreement.  In the event  that it  prevails,  management  believes  that the existing  working  capital  deficiency is  insufficient  to fully implement its plans to exploit the
Gedanken System. Additional funding, either from outside investors,  partners, or customers, will be required in order for the Company to fully realize the potential of the Gedanken System and services based on the  system.  The  Company  believes  that it will be able to finance  its growth  from the issuance of securities  and has had  discussions  with a number of potential  funding  sources.  The
Company has received a commitment from Aesop Financial, as further described in Note E, and has thus far  received  $50,000  pursuant  to the  commitment.  If the  Company is unable to secure  adequate financing,  it may be required to slow its service  offering based on the Gedanken  System or may be required to seek joint venture partners or license technologies to others with better resources.  Of course the  Company's  ability to exploit the  Gedanken  System at all depends on the results of the
Arbitration, which is scheduled to commence in September 2002.

The accompanying  unaudited condensed  consolidated financial statements include the accounts of The
Translation  Group,  Ltd.,  Bureau of  Translation  Services,  Inc.,  Word House and  Planet  Access
Networks, Inc.(Planet Access and Bureau of Translation Services, Inc. ceased operations in July 2001 and October 2001, respectively.  The Company is currently involved in International Arbitration with the former owner of WordHouse to determine  ownership of  WordHouse,  as described in more detail in
"Legal  Proceedings".)  These  condensed  consolidated  financial  statements  have been prepared in accordance  with  generally  accepted  accounting  principles  for  interim  financial  information.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting  principles  for  complete  financial  statements.  In the  opinion  of  management,  all adjustments  (consisting of normal recurring accruals)  considered necessary for a fair presentation have been  included.  Operating  results  for the  three-month  period  ended June 30,  2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted  accounting  principles  have been omitted in accordance  with rules and regulations of the
Securities  and Exchange  Commission.  The  financial  statements  in this report  should be read in conjunction  with the  financial  statements  and notes  thereto  included in the Form 10-KSB of The
Translation Group, Ltd. (the "Company") for the year ended March 31, 2002.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 2002 (UNAUDITED)

NOTE B - EARNINGS PER SHARE

For the purpose of computing earnings per share,  average shares outstanding during the three months ended June 30, 2002 and 2001 was  5,793,802  and  5,151,034,  respectively.  In addition,  there are outstanding  common  stock  options  of  approximately  1,312,500  shares  at an  average  price  of approximately  $4.00 per share and approximately  1,830,000 warrants to purchase common stock of the
Company at an average price of approximately  $.40 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

NOTE C - COMMITMENTS AND CONTINGENCIES

     (1) In April  2001,  the former  owner of  WordHouse  ("WH")  sought to have the 1997  Exchange
Agreement  (under which the Company  purchased WH) annulled.  Thus,  pursuant to the 2000 Settlement
Agreement and Mutual Release entered into by the Company and WH's former owner,  the former owner of
WH filed a Request for Arbitration  with the Netherlands  Arbitrage  Institute.  Concurrently,  WH's
former owner sought preliminary relief in a Dutch Court proceeding (Summary Proceedings).  In August
2001, a Dutch Judge in Summary Proceedings granted the request of WH's former owner and annulled the
1997 Exchange  Agreement.  The  preliminary  award in Summary  Proceedings is subject to an award in
Arbitration.  Thereafter,  the former owner of WH withdrew his Request for Arbitration.  In November
2001, the Company filed its Request for Arbitration.  On December 31, 2001, WH's former owner caused the shares in WH to be  re-transferred , pursuant to the order in Summary  Proceedings.  Immediately following the re-transfer of shares, the Company secured an "Attachment" on the capital shares of WH in a Dutch Court to protect its interests, which include a loan to WH in excess of $900,000, pending the outcome of  Arbitration.  The  Attachment  prevents the former owner of WH to sell, or otherwise dispose of the shares of WH, until the matter has been resolved in Arbitration. Arbitration with the
Netherlands  Arbitrage  Institute (NAI) should commence in 2002, and the parties continue to attempt to settle the matter. Should the Company lose in Arbitration, the Company would still have the right to proceed against WH and/or WH's former owner for the loan and other expenses  incurred as a result of the Company's ownership of WH. The Company has also initiated proceedings as a bona fide creditor for the loan.

     (2) The Company and the principals of Gedanken are currently  disputing the parties' respective rights under a 1996  Licensing  Agreement.  In November  2001,  the Company  filed a demand with the
American Arbitration Association.  Based on discussions with third parties, as well as the review of independent reports regarding the Gedanken technology, a limited level of success at Arbitration may result in the  Company  recouping  its  investment  in  Gedanken  due to the  inherent  value of the technology. Arbitration is scheduled to commence in September, 2002.

     (3) A former  officer and  director of the  Company  had made a formal  demand to proceed  with arbitration in accordance with the rules of the American Arbitration Association wherein the officer alleged breach of the Employment Agreement with the Company. The former officer was seeking monetary damages, specific performance, equitable relief and costs in the approximate amount of $220,000. The
Company and the former  officer  reached a  settlement  agreement  in May 2001.  The former  officer received a total of $18,500 cash and 787,178 shares of Common Stock.

     (4) The  Company had been sued by a  stockholder  who was seeking  monetary  damages,  specific performance,  equitable relief and costs in the amount of $3,000,000. The Company settled the matter in July 2001 for 120,000 shares of the Company's common stock in exchange for a full release.

     (5) The Company has made  demands  from  ESTeam,  AB (ESTeam)  regarding  the 1999  Development
License  Agreement.  The Company is considering  suing ESTeam on the basis that ESTeam  breached the
Development Agreement. Under the Agreement, the Superior Court of New Jersey would have jurisdiction over the matter.

NOTE D - BANK LOAN

On December 6, 2000, the Company,  excluding Word House (U.S. Companies),  received a line of credit in the amount of $1,200,000 from Progress Bank. Progress Bank has obtained a consent judgment by way of  Confession  for an amount in excess of $800,000 as provided  for under the loan  agreement.  The
Company denies further  liability  under this agreement and plans to contest the obligation if it is not properly  settled.  After payments of  approximately  $900,000 to Progress Bank, the Company has negotiated  and  preliminarily  agreed to the terms of a  complete  settlement  with  Progress  Bank regarding the loan in question. The agreement has yet to be signed.

NOTE E - NEW FINANCING

In July 2002 the Company entered into an agreement with Aesop Financial Group Inc., a privately-held investment  banking firm, whereby the Company issued 5,000,000 of its common shares at par value. In consideration, the Company will receive the proceeds of a $150,000 6% convertible debenture, $50,000 of which has already been received.  Further,  the Company also received  approximately  $150,000 of free-trading  securities that it will attempt to sell in an orderly manner. In addition, the Company issued a 4% $150,000  note to Aesop  Financial;  however if the final  proceeds from the sale of the securities  are less than  $150,000,  the note due Aesop  Financial  will be adjusted to reflect the actual net proceeds, less a 30% penalty.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the material contained in Management's Discussion and Analysis of
Financial Condition and Results of Operations is forward-looking. For the purpose of the safe harbor provisions for forward-looking  statements of the Private Securities  Litigation Reform Act of 1995,
readers are urged to review the Company's  Annual Report on Form 10-KSB for the year ended March 31,
2002 for a list of certain important factors that may cause actual results to materially differ from those described below.

OVERVIEW AND STRATEGY

As detailed in the  Company's  Form 10-KSB for the years  ending  March 31, 2001 and March 31, 2002,
Planet Access Networks ceased operations on July 31, 2001. Substantially all of its assets have been liquidated  and applied  toward the Progress Bank Loan. A close down and sale procedure at Bureau of
Translation Services, Inc. commenced in the third quarter of the year ending March 31, 2002.

The Company has refocused its efforts on deploying the Gedanken  technology to improve  efficiencies and open new markets. Of course the Company's ability to utilize the Gedanken System is dependent on some  measure of success in  Arbitration.  As disclosed  in the  Company's  Form 10-KSB for the year ending March 31, 2002, the Company and the  principals of Applied  Knowledge  Systems  International
(AKSI),  owner of the Gedanken  technology,  are currently  disputing the parties' respective rights under a 1996 Licensing Agreement. As such, the Company has been unable to pursue its plans to deploy
Gedanken for commercial  purposes.  On November 19, 2001, the Company filed a claim against Gedanken and all related  parties  with the  American  Arbitration  Association,  as provided for in the 1996
Licensing Agreement.

The Company's  remaining  subsidiary,  Word House,  continues to serve  customers in the traditional translation and localization markets. Currently, the Company is disputing the ownership of WordHouse with the former owner of WordHouse.

In April 2001,  the former  owner of WordHouse  ("WH")  sought to have the 1997  Exchange  Agreement
(under which the Company purchased WH) annulled. Thus, pursuant to the 2000 Settlement Agreement and
Mutual  Release  entered into by the Company and WH's former  owner,  the former owner of WH filed a
Request for Arbitration with the Netherlands  Arbitrage Institute.  Concurrently,  WH's former owner sought preliminary relief in a Dutch Court proceeding (Summary Proceedings). In August 2001, a Dutch
Judge in Summary Proceedings granted the request of WH's former owner and annulled the 1997 Exchange
Agreement.  The  preliminary  award in Summary  Proceedings  is subject to an award in  Arbitration.
Thereafter,  the former  owner of WH withdrew his Request for  Arbitration.  In November  2001,  the
Company filed its Request for Arbitration. On December 31, 2001, WH's former owner caused the shares in WH to be re-transferred,  pursuant to the order in Summary Proceedings. Immediately following the re-transfer of shares,  the Company  secured an  "Attachment" on the capital shares of WH in a Dutch
Court to protect  its  interests,  which  include a loan to WH in excess of  $900,000,  pending  the outcome of Arbitration. The Attachment prevents the former owner of WH to sell, or otherwise dispose of the  shares of WH,  until the matter  has been  resolved  in  Arbitration.  Arbitration  with the
Netherlands  Arbitrage  Institute (NAI) should commence in 2002, and the parties continue to attempt to settle the matter. Should the Company lose in Arbitration, the Company would still have the right to proceed against WH and/or WH's former owner for the loan and other expenses  incurred as a result of the Company's ownership of WH. The Company has also initiated proceedings as a bona fide creditor for the loan. The report presents WordHouse as a wholly-owned subsidiary.

RESULTS OF OPERATIONS

REVENUES.  Revenues for the quarter ended June 30, 2002 (the "Current Quarter")  increased $224,000, to $746,000 from $522,000 for the quarter ended June 30, 2001 (the "Comparable Quarter").

GROSS PROFIT.  Gross profit increased  $99,000 in the Current Quarter,  to $241,000 from $142,000 in the Comparable Quarter.

SELLING, GENERAL AND ADMINISTRATION. Selling, general and administration ("SG&A") expenses decreased to $158,000 during the Current Quarter, from $215,000 in the Comparable Quarter.

NET LOSS. The Company had a net loss of $128,387  during the Current Quarter as compared to net loss of $734,775 for the Comparable Quarter.

The above changes are, in large part,  related to the close-down and sale procedure at Planet Access
Networks,  Inc. and Bureau of Translation Services,  Inc during the year ended March 31, 2002. There was no activity in either  subsidiary  during the Current  Quarter.  Both  subsidiaries are shown as
"Discontinued Operations" for the Comparable Quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30,  2002 the Company  had a cash  balance of  $120,324  compared to $172,473 on June 30,
2001. Also, as of June 30, 2002 the Company had negative  working capital of $1,498,330  compared to working  capital of $1,692,742  on June 30, 2001.  These are largely  attributable  to operations at
Planet Access Networks, Inc. and Bureau of Translation Services,  Inc., as outlined in the Company's
Form 10-KSB dated March 31, 2001, and the subsequent shut down of both subsidiaries  during the year ended March 31, 2002, as outlined in the Company's Form 10-KSB dated March 31, 2002.

Management  believes  that the existing  cash  balance,  together  with  revenues from the remaining translation  company, is insufficient to fully implement its plans to exploit the Gedanken System in the event that the Company  prevails at  arbitration.  Additionally,  funding,  either from  outside investors,  partners,  or customers,  will be required in order for the Company to fully realize the potential of the Gedanken System and services based on the system. The Company believes that it will be able to finance its growth from the issuance of securities and has continued  discussions  with a number of potential funding sources. The Company has received a commitment from Aesop Financial,  as further  described in Note E, and has thus far received $50,000  pursuant to the commitment.  If the
Company is unable to secure adequate financing it may be required to slow its service offering based on the Gedanken System or may be required to seek joint venture partners or license  technologies to others with better resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  Company's  exposure  to market risk  relates  primarily  to changes in  interest  rates and the resulting  impact on its  invested  cash.  The  Company  has not and does not plan to enter into any derivative  financial  instruments  for hedging or  speculative  purposes.  As of June 30, 2002, the
Company had no other significant material exposure to market risk.

PART II - OTHER INFORMATION

     Item I. Legal Proceedings -

(1)  In April 2001, the former owner of WordHouse ("WH") sought to have the 1997 Exchange  Agreement
     (under  which the  Company  purchased  WH)  annulled.  Thus,  pursuant  to the 2000  Settlement
     Agreement  and Mutual  Release  entered into by the Company and WH's former  owner,  the former owner  of WH  filed a  Request  for  Arbitration  with  the  Netherlands  Arbitrage  Institute.
     Concurrently,  WH's former owner sought preliminary relief in a Dutch Court proceeding (Summary
     Proceedings).  In August 2001, a Dutch Judge in Summary Proceedings granted the request of WH's former  owner and  annulled  the 1997  Exchange  Agreement.  The  preliminary  award in Summary
     Proceedings is subject to an award in Arbitration.  Thereafter, the former owner of WH withdrew his Request for  Arbitration.  In November 2001, the Company filed its Request for Arbitration.
     On December 31, 2001, WH's former owner caused the shares in WH to be re-transferred , pursuant to the order in Summary  Proceedings.  Immediately  following the  re-transfer  of shares,  the
     Company  secured an  "Attachment"  on the capital  shares of WH in a Dutch Court to protect its interests,  which  include  a  loan  to WH in  excess  of  $900,000,  pending  the  outcome  of
     Arbitration.  The Attachment  prevents the former owner of WH to sell, or otherwise  dispose of the shares of WH,  until the matter has been  resolved  in  Arbitration.  Arbitration  with the
     Netherlands  Arbitrage  Institute  (NAI) should  commence in 2002, and the parties  continue to attempt to settle the matter.  Should the Company lose in Arbitration,  the Company would still have the right to proceed  against WH and/or WH's former owner for the loan and other  expenses incurred  as a result  of the  Company's  ownership  of WH.  The  Company  has  also  initiated proceedings  as a bona  fide  creditor  for the  loan.  This  report  presents  WordHouse  as a wholly-owned subsidiary.

(2)  The Company and the  principals  of Gedanken are currently  disputing  the parties'  respective rights under a 1996 Licensing Agreement.  In November 2001, the Company filed a demand with the
     American  Arbitration  Association.  Based on discussions  with third  parties,  as well as the review of independent reports regarding the Gedanken technology,  a limited level of success at
     Arbitration may result in the Company  recouping its investment in Gedanken due to the inherent value of the technology. Arbitration is scheduled to commence in September 2002.

(3)  A former  officer  and  director  of the  Company  had made a formal  demand  to  proceed  with arbitration in accordance with the rules of the American  Arbitration  Association  wherein the officer  alleged  breach of the Employment  Agreement with the Company.  The former officer was seeking monetary damages,  specific performance,  equitable relief and costs in the approximate amount of $220,000.  The Company and the former officer  reached a settlement  agreement in May
     2001. The former officer received a total of $18,500 cash and 787,178 shares of Common Stock.

(4)  The  Company  had  been  sued by a  stockholder  who was  seeking  monetary  damages,  specific performance,  equitable  relief and costs in the amount of $3,000,000.  The Company settled the matter in July 2001 for 120,000  shares of the  Company's  common  stock in exchange for a full release.

(5)  The Company has made demands from ESTeam,  AB (ESTeam)  regarding the 1999 Development  License
     Agreement.  The  Company is  considering  suing  ESTeam on the basis that ESTeam  breached  the
     Development  Agreement.  Under the  Agreement,  the  Superior  Court of New  Jersey  would have jurisdiction over the matter.

     Item 2. Changes In Securities - none

     Item 3. Defaults Upon Senior Securities -

         The 8% preferred  dividends have not been paid for the quarters ended March 31, 2001,  June
         30, 2001, September 30, 2001, December 31, 2001, March 31, 2002, and June 30, 2002.

     Item 4. Submission Of Matters To A Vote Of Security Holders - none

     Item 5. Other Information - none

     Item 6. Exhibits And Reports Of Form 8-K -

         (a) May 28, 2002 Form 8-K /A "Changes in Registrant's Certifying Accountant".

                                             SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              The Translation Group, Ltd.

Dated  August 14, 2002                                         /s/ Randy G. Morris
                                                               -------------------------------------
                                                               Randy G. Morris
                                                               President & CEO, Acting
                                                               Chief Financial Officer