Form 10QSB
period 2002-09-30
TRANSLATION GROUP LTD
filed 2002-11-22
CIK 1019356

====================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB
                                             (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
    Period Ended September 30, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
    Transition Period From ______________________ to _____________________

                                  Commission file number 000-21725

                                     The Translation Group Ltd.
                       ------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

         Delaware                                                             22-3382869
-------------------------------                                 ------------------------------------
(State or Other Jurisdiction of                                 (I.R.S. Employer Identification No.)
 Incorporation or Organization)

30 Washington Avenue
Haddonfield, NJ                                                                     08033
---------------                                                                  ----------
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

Common Stock, .001 Par Value-Issued 13,872,403 shares as of November 15, 2002.

====================================================================================================

                                                       INDEX

  Part I.  Financial Information

  Item 1.    Financial Statements

             Condensed consolidated balance sheet - September 30, 2002 (Unaudited)

             Condensed consolidated statements of operations - Three months ended September 30, 2002 and 2001 (Unuadited); six months ended September 30, 2002 and 2001 (Unaudited)

             Condensed  consolidated  statements of cash flows - Six months ended September 30, 2002 and 2001 (Unaudited)

             Notes to condensed consolidated financial statements - September 30, 2002 (Unaudited)

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

  Item 3.    Defaults upon Senior Securities

  Item 4.    Submission of Matters to a Vote of Security Holders

  Item 5.    Other Information

  Item 6.    Exhibits and Reports of Form 8-K

Signatures

                                            THE TRANSLATION GROUP, LTD.
                                                   AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                 SEPTEMBER 30, 2002

ASSETS
Current assets:
  Cash and cash equivalents                                                                  $ 3,315
  Loan receivable from WordHouse, net of allowance of $438,510                               400,000
  Other current assets                                                                        58,695
                                                                                           ---------

Total current assets                                                                         462,010

Property and equipment, net of accumulated depreciation and
 amortization of $4,457                                                                      253,078

Licensing costs, net of valuation allowance of $1,426,543                                          -

Excess of purchase price over fair value of net assets acquired, net of
 accumulated amortization of $0                                                                    -
                                                                                                   -

TOTAL ASSETS                                                                               $ 984,508
                                                                                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                         $ 902,202
  Notes payable                                                                              434,341
  Accrued liabilitie                                                                         780,251
  Loans and payables to officers                                                              37,000
  Preferred dividends payable                                                                120,000
                                                                                           ---------

Total current liabilities                                                                  2,273,794
                                                                                           ---------

TOTAL LIABILITIES                                                                          2,273,794

Commitments and contingencies

Preferred stock redeemable at the option of purchasers, $.001 par value,
  1,000,000 authorized, 250,000 shares issued and outstanding                                959,747

Stockholders' equity:
  Common stock, $.001 par value, 15,000,000 shares authorized, 13,864,403 and 5,276,623 shares outstanding, respectively, and 13,872,403 and
   and 5,284,623 shares issued and to be issued, respectively                                 13,858
  Additional paid-in capital                                                              14,606,528
  Retained earnings (deficit)                                                            (16,801,387)
  Common stock in treasury, 8,000 shares                                                     (68,032)
                                                                                         -----------

Total stockholders' equity                                                                (2,249,033)
                                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 984,508
                                                                                         ===========

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Operations
                       For the three months ended September 30, 2002 and 2001
                        and the six months ended September 30, 2002 and 2001

                                                                        3 Months          3 Months          6 Months        6 Months
                                                                      September 30,     September 30,     September 30,   September 30,
                                                                          2002              2001              2002             2001
                                                                          ----              ----              ----             ----

 Revenue                                                                   $ -               $ -               $ -              $ -
 Cost of revenue                                                             -                 -                 -                -
                                                                       -------           -------           -------          -------

 Gross profit                                                                -                 -                 -                -

 Cost and expenses:
   Selling, general and administration                                       -                 -                 -                -
   Corporate administration                                            183,753           308,028           348,123           550,954
   Loss on impairment of investment of subsidiary                      959,775                 -           959,775                -
   Allowance for loan to WordHouse                                     438,510                 -           438,510                -
   Amortization of excess of purchase price over
    fair value of net assets acquired                                   17,743            17,742            35,485           35,485
                                                                       -------           -------           -------          -------
 Total                                                               1,599,781           325,770         1,781,893          586,439
                                                                    ----------          --------        ----------          -------

 Loss before other income (expense)                                 (1,599,781)         (325,770)       (1,781,893)        (586,439)

 Other income (expense):
   Interest income                                                      12,107             4,010            21,604           14,630
   Forgiveness of debt                                                       -            59,898                 -           59,898
   Interest expense                                                          -            10,725                 -          (39,058)
                                                                       -------           -------           -------          --------
                                                                        12,107            74,633            21,604           35,470
                                                                       -------           -------           -------          -------

 Loss from continuing operations before provision for income taxes  (1,587,674)         (251,137)       (1,760,289)        (550,969)

 Provision for income taxes                                                800               800               800              800
                                                                       -------           -------           -------          -------

 Loss from continuing operations                                    (1,588,474)         (251,937)       (1,761,089)        (551,769)

 Discontinued operations
   Income (loss) from operations of discontinued segments (plus
   applicable applicable income tax recovery of $16,000)                     -           178,260            44,228         (179,873)
   Income (loss) on disposal of discontinued segments                        -            27,031                 -          (49,778)
                                                                       -------           -------           -------          --------
                                                                             -           205,291            44,228         (229,651)
                                                                       -------           -------           -------         ---------

 Net loss                                                         $ (1,588,474)        $ (46,646)     $ (1,716,861)      $ (781,420)
                                                                  =============        ==========     =============      ===========

 Net loss per common share outstanding (basic and diluted)             $ (0.11)          $ (0.01)          $ (0.18)         $ (0.15)
                                                                      ========          ========           ========         ========

 Weighted average shares outstanding                                13,872,403         5,276,623         9,855,175        5,151,034
                                                                   ===========        ==========        ==========        =========

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                                  September 30,   September 30,
                                                                                                      2002           2001
                                                                                                      ----           ----
Cash  flows provided by (used in) operating activities:
  Net loss                                                                                        $(1,716,861)    $ (781,420)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                      1,060        112,056
     Amortization of excess purchase price over fair value of net assets acquired                      35,485         37,235
     Allowance for loan to WordHouse                                                                  438,510
     Allowance and forgiveness of loans to officers                                                                   28,370
     Loss on abandonment of subsidiary                                                                915,548
     Loss on write-down of property and equipment                                                                    117,624
     Forgiveness of note payable by bank                                                                             (29,898)
     Foreign currency translation adjustment                                                                         (12,211)
     Non cash compensation                                                                              3,056
     Changes in operating assets and liabilities:
        Accounts receivable                                                                             6,508        421,098
        Work in process                                                                                               89,619
        Other current assets                                                                          (52,106)       (27,362)
        Other assets                                                                                                  (9,249)
        Accounts payable                                                                               43,901       (149,639)
        Accrued liabilities and deferred income                                                       217,370         37,189
        Deferred income taxes                                                                               -        (16,000)
                                                                                                  -----------     -----------

Net cash provided by (used in) operating activities                                                  (107,529)      (182,588)

Cash flows provided by (used in) investing activities:
  Purchase of property and equipment                                                                                  (1,781)
  Proceeds from sale of property and equipment                                                                       244,568
  Loans and payables to officers                                                                       37,000
  Loans and receivables from officers                                                                  (4,251)             -
                                                                                                  ------------    ----------

Net cash provided by (used for) investing activities                                                   32,749        242,787

Cash flows provided by (used in) financing activities:
  Loan receivable from WordHouse                                                                     (838,510)
  Private placement issue                                                                               5,000         50,000
  Proceeds from stock subscription receivable                                                                        500,000
  Proceeds from issuance of notes payable                                                              62,500         86,776
  Payments on long-term obligations                                                                                 (803,159)
                                                                                                  ------------    -----------

Net cash provided by (used in) financing activities                                                    67,500       (166,383)
                                                                                                  ------------    -----------

Net change in cash and cash equivalents                                                                (7,280)      (106,184)

Cash and cash equivalents, beginning of period                                                         10,595        129,159
                                                                                                  ------------    ----------

Cash and cash equivalents, end of period                                                              $ 3,315       $ 22,975
                                                                                                      =======       ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                                                         $     -       $ 12,588
                                                                                                     ========       ========
     Income taxes                                                                                     $   800         $3,429
                                                                                                     ========       ========

Supplemental information, Cash and cash equivalents, beginning of period:
 Cash and cash equivalents, beginning of year has been adjusted from $90,409 to
  $10,595 to remove the beginning cash related to the abandoned subsidiary.

See accompanying notes to consolidated financial statements.

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 2002 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The Company's  consolidated  financial statements have been prepared on the basis that it is a going concern,  which  contemplates  the realization of assets and the  satisfaction of liabilities in the normal course of business.  The Company  incurred a net loss of $1,716,861  for the six months ended
September 30, 2002 and a net loss of $2,833,179  for the year ended March 31, 2002.  Currently,  the
Company has a working capital  deficiency of approximately  $1,800,000 and is renegotiating its bank debt,  which it contests.  These  issues  raise  substantial  doubt about the  Company's  ability to continue as a going concern.

During the second quarter of the year ended March 31, 2002,  the Company  commenced a close down and sale  procedure at Planet  Access  Networks due to a severe lack of new sales  endemic to the larger web-site  design-consulting  industry and management problems.  Additionally,  a close down and sale procedure at Bureau of Translation Services,  Inc. commenced in the third quarter of the year ending
March 31, 2002.  The Company and the  principals  of Gedanken are  currently  disputing the parties'
respective rights under a 1996 Licensing Agreement.  On November 19, 2001, the Company filed a claim against Gedanken and all related parties with the American Arbitration Association,  as provided for in the 1996  Licensing  Agreement.  In the event  that it  prevails,  management  believes  that the existing  negative  working  capital is  insufficient  to fully  implement  its plans to exploit the
Gedanken System. Additional funding, either from outside investors,  partners, or customers, will be required in order for the Company to fully realize the potential of the Gedanken System and services based on the  system.  The  Company  believes  that it will be able to finance  its growth  from the issuance of securities  and has had  discussions  with a number of potential  funding  sources.  The
Company has received a commitment from Aesop Financial, as further described in Note E, and has thus far  received  $62,500  pursuant  to the  commitment.  If the  Company is unable to secure  adequate financing,  it may be required to slow its service  offering based on the Gedanken  System or may be required to seek joint venture partners or license technologies to others with better resources.  Of course the  Company's  ability to exploit the  Gedanken  System at all depends on the results of the litigation.

The accompanying  unaudited condensed  consolidated financial statements include the accounts of The
Translation  Group,  Ltd.,  Bureau of  Translation  Services,  Inc.,  Word House and  Planet  Access
Networks, Inc.(Planet Access and Bureau of Translation Services, Inc. ceased operations in July 2001 and October  2001,  respectively.  The Company was involved in  International  Arbitration  with the former owner of WordHouse to determine ownership of WordHouse, as described in more detail in Note C
- Commitments  and  Contingencies.)  These  condensed  consolidated  financial  statements have been prepared  in  accordance  with  generally  accepted  accounting  principles  for  interim  financial information.  Accordingly,  they do not include all of the  information  and  footnotes  required by generally  accepted  accounting  principles  for complete  financial  statements.  In the opinion of management,  all adjustments  (consisting of normal recurring accruals)  considered  necessary for a fair presentation have been included. Operating results for the six-month period ended September 30,
2002 are not necessarily indicative of the results that may be expected for the year ended March 31,
2003.

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
                        Notes to Condensed Consolidated Financial Statements
                                   September 30, 2002 (Unaudited)

NOTE B - EARNINGS PER SHARE

For the purpose of computing earnings per share,  average shares outstanding during the three months ended  September 30, 2002 and 2001 was  13,872,403 and  5,276,623,  respectively  and during the six months ended  September 30, 2002 and 2001 was 9,855,175 and  5,151,034,  respectively.  In addition, there are outstanding common stock options of approximately  1,312,500 shares at an average price of approximately  $4.00 per share and approximately  1,830,000 warrants to purchase common stock of the
Company at an average price of approximately  $.40 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

NOTE C - COMMITMENTS AND CONTINGENCIES

     (1) As previously  reported,  the former owner of WordHouse,  Mr.  Eduoard  Prisse  ("Prisse"), persuaded a Dutch court to  preliminarily  "annul" the 1997 Exchange  Agreement and 2000  Settlement
Agreement,  (collectively  referred  to as  "agreements")  which gave The  Translation  Group,  Ltd.
("TTGL")  ownership of WordHouse.  (This  procedure is unique to the  Netherlands,  and there are no corresponding or similar procedures in the US). This annulment judgment was made subject to an award in arbitration,  as provided for in the agreements  between Prisse and TTGL. Thus, in November 2001,
TTGL filed a Request for Arbitration with the Netherlands Arbitration Institute ("NAI"),  seeking to have the agreements  enforced,  and to have the annulment judgment vacated for lack of jurisdiction.
TTGL also  "attached"  the shares of  WordHouse,  which  operated to prevent  Prisse from selling or otherwise disposing of WordHouse, pending the outcome of arbitration with the NAI.

Since 1997, TTGL has loaned to WordHouse in excess of $800,000,  including  interest.  This loan has been fully documented in each of the annual audits conducted in the US and in the Netherlands.  As a result of the loan,  TTGL is a creditor of  WordHouse.  In August  2002,  TTGL  initiated a creditor action for return of the loan.  Further,  TTGL  secured a money  "attachment"  on a bank  account of
WordHouse.  At that point,  TTGL became the plaintiff in a creditor  action against WH, as well as a party to the arbitration with Prisse.

On September 26, 2002, TTGL withdrew the Request for  Arbitration  with the NAI. Under the advice of
Dutch counsel,  we concluded that resolution could be reached much quicker and less expensively in a creditor  action,  as the NAI hearing was not expected to occur for at least several  months.  Also,
TTGL's main focus, the legal proceedings  surrounding the Gedanken system, would be better served if the WordHouse matter were resolved quickly. TTGL is currently pursuing a settlement,  and expects to resolve this matter within the coming days.

As was disclosed in the financial  reports for the year ended March 31, 2002,  and the quarter ended
June 30, 2002,  TTGL took the  position  that the income from  WordHouse  must be  consolidated  and reported  for those  periods,  as a result of the legal effect of TTGL's  attachment  on the capital shares of WordHouse.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                        Notes to Condensed Consolidated Financial Statements
                                   September 30, 2002 (Unaudited)

Effective July 1, 2002, TTGL will not include  WordHouse in its  consolidated  financial  statements since  TTGL no  longer  maintains  the  attachment  on the  shares of  WordHouse  as a result of the withdrawal of the arbitration. The consolidated financial statements of TTGL now reflect the loan to
WordHouse that was previously  eliminated in consolidation.  The Company has set up an allowance for this loan and now reflects the value of the loan at $400,000.

     (2) The Company and Gedanken are  currently  disputing the parties'  respective  rights under a
1996 Licensing Agreement. In November 2001, the Company filed a demand with the American Arbitration
Association ("AAA"), and hearings were to commence in September 2002. However, Gedanken breached the arbitration  clause  contained  in the 1996  Licensing  Agreement  and the hearings  were  therefore suspended.  The Company has made a motion to the AAA to  terminate  the  proceedings  and intends to avail itself of the legal and equitable remedies in civil court.

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
                        Notes to Condensed Consolidated Financial Statements
                                   September 30, 2002 (Unaudited)

NOTE E - NEW FINANCING

In July 2002 the Company  entered into an  agreement  with Aesop  Financial  Group Inc.  (Aesop),  a privately-held investment banking firm, whereby the Company issued 5,000,000 of its common shares at par value.  In  consideration,  the Company will  receive the proceeds of a $150,000 6%  convertible debenture,  $62,500  of which  has  already  been  received.  Further,  the  Company  also  received free-trading  securities,  valued at that time at $150,000,  which  securities  it was to sell in an orderly manner.  In addition,  the Company issued a 4% $150,000 note to Aesop Financial;  however if the  final  proceeds  from the sale of the  securities  are less than  $150,000,  the note due Aesop
Financial  was to be adjusted to reflect the actual net  proceeds,  less a 30%  penalty.  As of this date, the securities have been substantially  reduced in value, and the Company has not been able to sell any of those  securities and derive any proceeds.  The Company is now in discussions with Aesop to  renegotiate  terms of the  agreement.  Thus far,  Aesop has agreed to convert  this  convertible debenture into equity and take back the free-trading  securities,  which have little, if any, market value currently.

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

The Company has refocused its efforts on deploying the Gedanken  technology to improve  efficiencies and open new markets. Of course the Company's ability to utilize the Gedanken System is dependent on some measure of success in litigation. As disclosed in the Company's Form 10-KSB for the year ending
March 31, 2002, the Company and the principals of Applied  Knowledge Systems  International  (AKSI),
owner of the Gedanken  technology,  are currently  disputing the parties'  respective rights under a
1996  Licensing  Agreement.  As such,  the  Company  has been  unable to pursue  its plans to deploy
Gedanken for commercial  purposes.  On November 19, 2001, the Company filed a claim against Gedanken and all related  parties  with the  American  Arbitration  Association,  as provided for in the 1996
Licensing Agreement.

As previously reported,  the former owner of WordHouse,  Mr. Eduoard Prisse ("Prisse"),  persuaded a
Dutch court to  preliminarily  "annul" the 1997 Exchange  Agreement and 2000  Settlement  Agreement,
(collectively referred to as "agreements") which gave The Translation Group, Ltd. ("TTGL") ownership of  WordHouse.  (This  procedure is unique to the  Netherlands,  and there are no  corresponding  or similar  procedures in the US). This annulment judgment was made subject to an award in arbitration, as provided for in the  agreements  between Prisse and TTGL.  Thus, in November  2001,  TTGL filed a
Request for Arbitration  with the Netherlands  Arbitration  Institute  ("NAI"),  seeking to have the agreements enforced, and to have the annulment judgment vacated for lack of jurisdiction.  TTGL also
"attached"  the shares of  WordHouse,  which  operated to prevent  Prisse from  selling or otherwise disposing of WordHouse, pending the outcome of arbitration with the NAI.

Since 1997, TTGL has loaned to WordHouse in excess of $800,000,  including  interest.  This loan has been fully documented in each of the annual audits conducted in the US and in the Netherlands.  As a result of the loan,  TTGL is a creditor of  WordHouse.  In August  2002,  TTGL  initiated a creditor action for return of the loan.  Further,  TTGL  secured a money  "attachment"  on a bank  account of
WordHouse.  At that point,  TTGL became the plaintiff in a creditor  action against WH, as well as a party to the arbitration with Prisse.

On September 26, 2002, TTGL withdrew the Request for  Arbitration  with the NAI. Under the advice of
Dutch counsel,  we concluded that resolution could be reached much quicker and less expensively in a creditor  action,  as the NAI hearing was not expected to occur for at least several  months.  Also,
TTGL's main focus, the legal proceedings  surrounding the Gedanken system, would be better served if the WordHouse matter were resolved quickly. TTGL is currently pursuing a settlement,  and expects to resolve this matter within the coming days.

As was disclosed in the financial  reports for the year ended March 31, 2002,  and the quarter ended
June 30, 2002,  TTGL took the  position  that the income from  WordHouse  must be  consolidated  and reported  for those  periods,  as a result of the legal effect of TTGL's  attachment  on the capital shares of WordHouse.

Effective July 1, 2002, TTGL will not include  WordHouse in its  consolidated  financial  statements since  TTGL no  longer  maintains  the  attachment  on the  shares of  WordHouse  as a result of the withdrawal of the arbitration. The consolidated financial statements of TTGL now reflect the loan to
WordHouse that was previously  eliminated in consolidation.  The Company has set up an allowance for this loan and now reflects the value of the loan at $400,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September  30, 2002 the Company had a cash balance of $3,315  compared to $22,975 on September
30, 2001.  Also, as of September 30, 2002 the Company had negative  working capital of approximately
$1,800,000  compared to negative  working capital of  approximately  $875,000 on September 30, 2001.
These are  largely  attributable  to  operations  at Planet  Access  Networks,  Inc.  and  Bureau of
Translation Services,  Inc., and the subsequent shut down of both subsidiaries during the year ended
March 31, 2002, as outlined in the Company's Form 10-KSB dated March 31, 2002.

Management  believes that the existing cash balance is  insufficient to fully implement its plans to exploit the  Gedanken  System in the event that the Company  prevails in  litigation.  Additionally, funding,  either from outside investors,  partners, or customers,  will be required in order for the
Company to fully realize the potential of the Gedanken System and services based on the system.  The
Company  believes that it will be able to finance its growth from the issuance of securities and has had continued  discussions with a number of potential  funding  sources.  The Company has received a commitment from Aesop Financial,  as further  described in Note E, and has thus far received $62,500 pursuant to the commitment. If the Company is unable to secure adequate financing it may be required to slow its service  offering based on the Gedanken  System or may be required to seek joint venture partners or license technologies to others with better resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  Company's  exposure  to market risk  relates  primarily  to changes in  interest  rates and the resulting  impact on its  invested  cash.  The  Company  has not and does not plan to enter into any derivative financial  instruments for hedging or speculative purposes. As of September 30, 2002, the
Company had no other significant material exposure to market risk.

PART II - OTHER INFORMATION

     ITEM I. Legal Proceedings -

     (1) As previously  reported,  the former owner of WordHouse,  Mr.  Eduoard  Prisse  ("Prisse"), persuaded  a Dutch court to  preliminarily  "annul" the 1997  Exchange  Agreement  and 2000
         Settlement Agreement, (collectively referred to as "agreements") which gave The Translation
         Group, Ltd. ("TTGL)  ownership of WordHouse.  (This procedure is unique to the Netherlands, and there are no  corresponding or similar  procedures in the US). This annulment  judgment was made  subject to an award in  arbitration,  as provided for in the  agreements  between
         Prisse and TGL.  Thus,  in November  2001,  TTGL filed a Request for  Arbitration  with the
         Netherlands Arbitration Institute ("NAI"),  seeking to have the agreements enforced, and to have the annulment  judgment  vacated for lack of  jurisdiction.  TGL also  "attached"  the shares of WordHouse,  which operated to prevent Prisse from selling or otherwise  disposing of WordHouse, pending the outcome of arbitration with the NAI.

         Since 1997, TTGL has loaned to WordHouse in excess of $800,000,  including  interest.  This loan has been fully  documented in each of the annual audits conducted in the US and in the
         Netherlands. As a result of the loan, TTGL is a creditor of WordHouse. In August 2002, TTGL initiated  a  creditor  action  for  return  of the  loan.  Further,  TTGL  secured a money
         "attachment" on a bank account of WordHouse.  At that point, TTGL became the plaintiff in a creditor action against WH, as well as a party to the arbitration with Prisse.

         On September 26, 2002,  TTGL withdrew the Request for  Arbitration  with the NAI. Under the advice of Dutch  counsel,  we concluded that  resolution  could be reached much quicker and less expensively in a creditor action,  as the NAI hearing was not expected to occur for at least several  months.  Also,  TTGL's main focus,  the legal  proceedings  surrounding  the
         Gedanken system, would be better served if the WordHouse matter were resolved quickly. TTGL is currently  pursuing a  settlement,  and expects to resolve this matter within the coming days.

         As was  disclosed  in the  financial  reports  for the year ended March 31,  2002,  and the quarter ended June 30, 2002,  TTGL took the position that the income from WordHouse must be consolidated  and  reported  for those  periods,  as a result of the legal effect of TTGL's attachment on the capital shares of WordHouse.

         Effective  July 1, 2002,  TGL will not  include  WordHouse  in its  consolidated  financial statements  since TTGL no longer  maintains the  attachment on the shares of WordHouse as a result of the withdrawal of arbitration.  The consolidated financial statements of TTGL now reflect the loan to WordHouse that was previously eliminated in consolidation.  The Company has set up an allowance for this loan and now reflects the value of the loan at $400,000.

     (2) The Company and Gedanken are  currently  disputing the parties'  respective  rights under a
         1996  Licensing  Agreement.  In November 2001, the Company filed a demand with the American
         Arbitration  Association ("AAA"), and hearings were to commence in September 2002. However,
         Gedanken breached the arbitration clause contained in the 1996 Licensing  Agreement and the hearings were  therefore  suspended.  The Company has made a motion to the AAA to terminate the  proceedings  and intends to avail itself of the legal and equitable  remedies in civil court.

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

Item 2. Changes In Securities - none

Item 3. Defaults Upon Senior Securities -

        The 8% preferred  dividends have not been paid for the quarters  ended March 31, 2001,  June
        30, 2001,  September  30,  2001,  December 31,  2001,  March 31,  2002,  June 30, 2002,  and
        September 30, 2002.

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

                                                              The Translation Group, Ltd.

Dated  November 22, 2002                                      /s/ Randy G. Morris
                                                              --------------------------------------
                                                              Randy G. Morris
                                                              President & CEO, Acting
                                                              Chief Financial Officer