Form 10QSB/A
period 2002-09-30
TRANSLATION GROUP LTD
filed 2002-12-13
CIK 1019356

====================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                           FORM 10-QSB/A
                                           Ammendment #1
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

  Item 3.    Defaults upon Senior Securities

  Item 4.    Submission of Matters to a Vote of Security Holders

  Item 5.    Other Information

  Item 6.    Exhibits and Reports of Form 8-K

Signatures

                                            THE TRANSLATION GROUP, LTD.
                                                   AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                                 SEPTEMBER 30, 2002

ASSETS
Current assets:
  Cash and cash equivalents                                                                  $ 3,315
  Loan receivable from WordHouse, net of allowance of $438,510                               400,000
  Other current assets                                                                        58,695
                                                                                           ---------

Total current assets                                                                         462,010

Property and equipment, net of accumulated depreciation and
 amortization of $4,457                                                                      253,078

Licensing costs, net of valuation allowance of $1,426,543                                          -

Excess of purchase price over fair value of net assets acquired, net of
 accumulated amortization of $0                                                                    -
Loans and receivables from officers                                                          269,420

TOTAL ASSETS                                                                               $ 984,508
                                                                                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                         $ 902,202
  Notes payable                                                                              434,341
  Accrued liabilitie                                                                         780,251
  Loans and payables to officers                                                              37,000
  Preferred dividends payable                                                                120,000
                                                                                           ---------

Total current liabilities                                                                  2,273,794
                                                                                           ---------

TOTAL LIABILITIES                                                                          2,273,794

Commitments and contingencies

Preferred stock redeemable at the option of purchasers, $.001 par value,
  1,000,000 authorized, 250,000 shares issued and outstanding                                959,747

Stockholders' equity:
  Common stock, $.001 par value, 15,000,000 shares authorized, 13,864,403 and 5,276,623 shares outstanding, respectively, and 13,872,403 and
   and 5,284,623 shares issued and to be issued, respectively                                 13,858
  Additional paid-in capital                                                              14,606,528
  Retained earnings (deficit)                                                            (16,801,387)
  Common stock in treasury, 8,000 shares                                                     (68,032)
                                                                                         -----------

Total stockholders' equity                                                                (2,249,033)
                                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 984,508
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

                                                              The Translation Group, Ltd.

Dated  December 13, 2002                                      /s/ Randy G. Morris
                                                              --------------------------------------
                                                              Randy G. Morris
                                                              President & CEO, Acting
                                                              Chief Financial Officer