Form 10QSB
period 2002-12-31
TRANSLATION GROUP LTD
filed 2003-02-14
CIK 1019356

====================================================================================================

                                            United States
                                 Securities and Exchange Commission
                                       Washington, D.C. 20549

                                             FORM 10-QSB
                                             (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
    Period Ended December 31, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
    Transition Period From _______________ to _________________.

Commission file number  000-21725
                       -----------

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

Common Stock, .001 Par Value-Issued 13,872,403 shares as of February 14, 2003.

====================================================================================================

                                                INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Condensed consolidated balance sheet - December 31, 2002 (Unaudited)

              Condensed consolidated statements of operations - Three months ended December 31,
              2002 and 2001 (Unuadited); nine months ended December 31, 2002 and 2001
              (Unaudited)

              Condensed consolidated statements of cash flows - Nine months ended December 31,
              2002 and 2001 (Unaudited)

              Notes to condensed consolidated financial statements - December 31, 2002 (Unaudited)

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

  Item 3.     Defaults upon Senior Securities

  Item 4.     Submission of Matters to a Vote of Security Holders

  Item 5.     Other Information

  Item 6.     Exhibits and Reports of Form 8-K

Signatures

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                     Consolidated Balance Sheet
                                          December 31, 2002

ASSETS
Current assets:
  Cash and cash equivalents                                                             $ 179,845
  Other current assets                                                                     61,643
                                                                                        ---------

Total current assets                                                                      241,488

Property and equipment, net of accumulated depreciation and
 amortization of $4,457                                                                   252,548

Licensing costs, net of valuation allowance of $1,426,543                                       -

Loans and receivables from officers                                                       269,419
                                                                                        ---------

TOTAL ASSETS                                                                            $ 763,455
                                                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $ 835,377
  Notes payable                                                                           434,341
  Accrued liabilities                                                                     790,080
  Loans and payables to officers                                                            8,979
  Preferred dividends payable                                                             160,000
                                                                                        ---------

Total current liabilities                                                               2,228,777
                                                                                        ---------

TOTAL LIABILITIES                                                                       2,228,777

Commitments and contingencies                                                                   -

Preferred stock redeemable at the option of purchasers, $.001 par value,
  1,000,000 authorized, 250,000 shares issued and outstanding                             959,747

Stockholders' equity:
  Common stock, $.001 par value, 15,000,000 shares authorized, 13,864,403
   shares outstanding and 13,872,403 shares issued and to be issued                        13,858
  Additional paid-in capital                                                           14,606,527
  Retained earnings (deficit)                                                         (16,977,422)
  Common stock in treasury, 8,000 shares                                                  (68,032)
                                                                                       -----------

Total stockholders' equity                                                             (2,425,069)
                                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  763,455
                                                                                       ==========

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Operations
                        For the three months ended December 31, 2002 and 2001
                        and the nine months ended December 31, 2002 and 2001

                                                                             3 Months      3 Months      9 Months      9 Months
                                                                           December 31,  December 31,   December 31,   December 31,
                                                                               2002         2001           2002           2001
                                                                               ----         ----           ----           ----

 Revenue                                                                      $      -      $      -      $      -      $      -
 Cost of revenue                                                                     -             -             -             -
                                                                              --------      --------      --------      --------

 Gross profit                                                                        -             -             -             -

 Cost and expenses:
   Corporate administration                                                    117,229       198,532       465,351       749,486
   Loss on impairment of investment of subsidiary                                                          959,775
   Loss on write-off of loan to WordHouse                                       46,261                     484,771
   Amortization of excess of purchase price over
    fair value of net assets acquired                                                -        17,742        35,485        53,227
                                                                              --------      --------      --------      --------
 Total                                                                         163,490       216,274     1,945,382       802,713
                                                                              --------      --------     ---------      --------

 Loss before other income (expense)                                           (163,490)     (216,274)   (1,945,382)     (802,713)

 Other income (expense):
   Interest income                                                               7,455        10,826        29,057        46,906
   Forgiveness of debt                                                                        (5,272)                     24,626
   Interest expense                                                                  -             -             -        (9,058)
                                                                              --------      --------      --------      --------
                                                                                 7,455         5,554        29,057        62,474
                                                                              --------      --------      --------      --------

 Loss from continuing operations before provision for income taxes            (156,035)     (210,720)   (1,916,325)     (740,239)

 Provision for income taxes                                                          -             -           800           800
                                                                              --------      --------      --------      --------

 Loss from continuing operations                                              (156,035)     (210,720)   (1,917,125)     (741,039)

 Discontinued operations
   Income (loss) from operations of discontinued segments (less applicable
     applicable income taxes of $0, $23,959, $0 and $26,588, respectively)           -        65,228        44,228      (136,096)
   Income (loss) on disposal of discontinued segments                                -        43,541             -        (6,237)
                                                                              --------      --------      --------      --------
                                                                                     -       108,769        44,228      (142,333)
                                                                              --------      --------      --------      --------

 Net loss                                                                   $ (156,035)    $(101,951)  $(1,872,897)    $(883,372)
                                                                            ===========    ==========  ============    ==========

 Net loss per common share outstanding (basic and diluted)                     $ (0.01)      $ (0.02)      $ (0.17)      $ (0.17)
                                                                               ========      ========      ========      ========

 Weighted average shares outstanding                                        13,872,403     5,276,623    11,199,120     5,151,034
                                                                            ==========    ==========   ===========     =========

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Cash Flow
                        For the nine months ended December 31, 2002 and 2001

                                                                                               December 31,      December 31,
                                                                                                   2002              2001
                                                                                                   ----              ----

Cash  flows provided by (used in) operating activities:
  Net loss                                                                                    $ (1,872,897)       $(883,372)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                   1,590          132,120
     Amortization of excess purchase price over fair value of net assets acquired                   35,485           63,066
     Loss on write-off of loan to WordHouse                                                        484,771
     Allowance and forgiveness of loans to officers                                                                  42,555
     Loss on abandonment of subsidiary                                                             915,548
     Loss on write-down of property and equipment                                                                   117,624
     Forgiveness of note payable by bank                                                                            (29,898)
     Foreign currency translation adjustment                                                                          2,389
     Non cash compensation                                                                           3,056
     Changes in operating assets and liabilities:
        Accounts receivable                                                                          6,508          426,979
        Work in process                                                                                             155,538
        Other current assets                                                                       (55,054)         (34,964)
        Other assets                                                                                                 55,278
        Accounts payable                                                                            (2,924)        (155,726)
        Accrued liabilities and deferred income                                                    280,938           28,039
        Deferred income taxes                                                                            -          (16,000)
                                                                                              ------------     ------------

Net cash provided by (used in) operating activities                                               (202,979)         (96,372)

Cash flows provided by (used in) investing activities:
  Purchase of property and equipment                                                                                (15,926)
  Proceeds from sale of property and equipment                                                                      244,568
  Loans and payables to officers                                                                     8,979
  Loans and receivables from officers                                                               (4,250)               -
                                                                                              ------------     ------------

Net cash provided by (used for) investing activities                                                 4,729          228,642

Cash flows provided by (used in) financing activities:
  Loan receivable from WordHouse                                                                   300,000
  Private placement issue                                                                            5,000           50,000
  Proceeds from stock subscription receivable                                                                       500,000
  Proceeds from issuance of notes payable                                                           62,500           61,897
  Payments on long-term obligations                                                                      -         (803,159)
                                                                                              ------------     ------------

Net cash provided by (used in) financing activities                                                367,500         (191,262)
                                                                                              ------------     ------------

Net change in cash and cash equivalents                                                            169,250          (58,992)

Cash and cash equivalents, beginning of period                                                      10,595          129,159
                                                                                              ------------     ------------

Cash and cash equivalents, end of period                                                         $ 179,845        $  70,167
                                                                                               ===========      ===========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                                                    $       -        $  12,588
                                                                                               ===========      ===========
     Income taxes                                                                                $     800          $ 3,429
                                                                                               ===========      ===========

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

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    DECEMBER 31, 2002 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

   The  Company's  consolidated  financial  statements  have been prepared on the basis that it is a going concern,  which  contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company  incurred a net loss of  $1,872,897  for the nine months ended December 31, 2002 and a net loss of $2,833,179  for the year ended March 31, 2002.  Currently, the Company has a working capital  deficiency of approximately  $1,987,000 and is renegotiating  its bank debt, which it contests.  These issues raise  substantial  doubt about the Company's ability to continue as a going concern.  The Company currently has no operations and therefore has generated no revenue.

   During the second  quarter of the year ended March 31, 2002,  the Company  commenced a close down and sale procedure at Planet Access Networks due to a severe lack of new sales endemic to the larger web-site  design-consulting  industry and management problems.  Additionally,  a close down and sale procedure at Bureau of Translation Services,  Inc. commenced in the third quarter of the year ending
March 31,  2002.  The Company and a principal  of Gedanken  are  currently  disputing  the  parties'
respective rights under a 1996 Licensing Agreement.  On November 19, 2001, the Company filed a claim against  Gedanken (now Applied  Knowledge  Systems  International,  "AKSI") and its  principal,  Dr.
Juliius Cherny,  with the American  Arbitration  Association,  as provided for in the 1996 Licensing
Agreement.  In the event that the Company prevails,  management  believes that the existing negative working  capital is  insufficient  to fully  implement  its plans to exploit  the  Gedanken  System.
Additional funding, either from outside investors, partners, or customers, will be required in order for the Company to fully  realize the  potential  of the Gedanken  System and services  based on the system.

   The Company  believes  that it will be able to finance its growth from the issuance of securities and has had  discussions  with a number of  potential  funding  sources.  The Company had received a commitment from Aesop Financial,  as further  described in Note E, and has received $62,500 pursuant to the commitment. Aesop failed to entirely fulfill its commitment, and the Company is attempting to renegotiate the deal in its entirety. If the Company is unable to secure adequate financing,  it may be required to slow its service  offering  based on the  Gedanken  System or may be required to seek joint  venture  partners or license  technologies  to others with  better  resources.  Of course the
Company's ability to exploit the Gedanken System at all depends on the results of the litigation.

   The accompanying  unaudited condensed  consolidated  financial statements include the accounts of
The Translation  Group,  Ltd.,  Bureau of Translation  Services,  Inc., Word House and Planet Access
Networks,  Inc. (Planet Access and Bureau of Translation  Services,  Inc. ceased  operations in July
2001 and October 2001, respectively.  The Company was involved in International Arbitration with the former owner of WordHouse to determine ownership of WordHouse, as described in more detail in Note C
- Commitments and Contingencies.) As was disclosed in the financial reports for the year ended March
31, 2002,  and the quarter  ended June 30, 2002,  the Company took the position that the income from
WordHouse must be  consolidated  and reported for those periods,  as a result of the legal effect of the  Company's  attachment  on the capital  shares of WordHouse.  The Company  ceased  consolidating
WordHouse  effective July 1, 2002, as a result of the withdrawal of the  arbitration  and consequent removal of the attachment.  These condensed  consolidated financial statements have been prepared in accordance  with  generally  accepted  accounting  principles  for  interim  financial  information.
Accordingly, they do not include all of the information and footnotes required by generally accepted

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    DECEMBER 31, 2002 (UNAUDITED)

accounting  principles  for  complete  financial  statements.  In the  opinion  of  management,  all adjustments  (consisting of normal recurring accruals)  considered necessary for a fair presentation have been  included.  Operating  results for the  nine-month  period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003.

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

NOTE B - EARNINGS PER SHARE

   For the purpose of computing  earnings per share,  average  shares  outstanding  during the three months ended December 31, 2002 and 2001 was 13,872,403  and 5,276,623,  respectively  and during the nine months  ended  December  31,  2002 and 2001 was  11,199,120  and  5,151,034,  respectively.  In addition, there are outstanding common stock options of approximately 1,312,500 shares at an average price of approximately $4.00 per share and approximately 1,830,000 warrants to purchase common stock of the Company at an average price of approximately $.40 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

NOTE C - COMMITMENTS AND CONTINGENCIES

     (1) As previously  reported,  the former owner of WordHouse,  Mr.  Eduoard  Prisse  ("Prisse"), persuaded a Dutch court to  preliminarily  "annul" the 1997 Exchange  Agreement and 2000  Settlement
Agreement,  (collectively  referred to as "agreements") which originally gave The Translation Group,
Ltd.  ("the  Company")  ownership  of  WordHouse,  back in 1997.  (This  procedure  is unique to the
Netherlands,  and there are no  corresponding  or  similar  procedures  in the US).  This  annulment judgment was made subject to an award in  arbitration,  as provided  for in the  agreements  between
Prisse and the Company. Thus, in November 2001, the Company filed a Request for Arbitration with the
Netherlands Arbitration Institute ("NAI"),  seeking to have the agreements enforced, and to have the annulment  judgment  vacated for lack of  jurisdiction.  The Company also  "attached"  the shares of
WordHouse,  which  operated to prevent  Prisse from  selling or otherwise  disposing  of  WordHouse, pending the outcome of arbitration  with the NAI. Since 1997, the Company has loaned to WordHouse in excess of $800,000,  including  interest.  This loan has been fully documented in each of the annual audits  conducted  in the US and in the  Netherlands.  As a result of the  loan,  the  Company  is a creditor of WordHouse.  In August 2002, the Company  initiated a "creditor action" for return of the loan. Accordingly,  the Company secured a money "attachment" on a bank account of WordHouse. At that point,  the Company became the plaintiff in a creditor  action against WH, as well as a party to the arbitration  with Prisse.  On September 26, 2002, the Company  withdrew the Request for  Arbitration with the NAI. Under the advice of Dutch counsel,  we concluded that resolution could be reached much quicker and less expensively in a creditor action,  as the NAI hearing was not expected to occur for at least several  months.  Also, the Company's main focus,  the legal  proceedings  surrounding  the
Gedanken system,  would be better served if the WordHouse matter were resolved quickly.  In December
2002, the Company and Prisse reached an agreement in principle,  whereby the  Company would  dismiss

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    DECEMBER 31, 2002 (UNAUDITED)

all claims and  relinquish  all control of WordHouse in exchange  for a cash  settlement.  That cash settlement,  when final,  will offset a portion of the WordHouse loan that is outstanding and due to the Company.  When the settlement has been completed,  the Company intends to file an 8-K to further elaborate on the details. .

   As was  disclosed in the  financial  reports for the year ended March 31,  2002,  and the quarter ended  June 30,  2002,  the  Company  took the  position  that the  income  from  WordHouse  must be consolidated  and  reported  for those  periods,  as a result of the legal  effect of the  Company's attachment on the capital shares of WordHouse.  The Company ceased consolidating WordHouse effective
July 1,  2002,  as a result of the  withdrawal  of the  arbitration  and  consequent  removal of the attachment.

     (2) The Company and Gedanken  (also referred to as AKSI  throughout  this report) are currently disputing the parties'  respective  rights under a 1996 Licensing  Agreement.  In November 2001, the
Company  filed a demand with the American  Arbitration  Association  ("AAA"),  and hearings  were to commence in September 2002. However,  Gedanken breached the arbitration clause contained in the 1996
Licensing Agreement and the hearings were therefore suspended.  The Company has made a motion to the
AAA to terminate the proceedings and intends to avail itself of the legal and equitable  remedies in civil court.

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

     (4) The Company has made  demands  from  ESTeam,  AB (ESTeam)  regarding  the 1999  Development
License  Agreement.  The  Company  intends  to sue  ESTeam on the basis  that  ESTeam  breached  the
Development Agreement. Under the Agreement, the Superior Court of New Jersey would have jurisdiction over the matter.

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

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    DECEMBER 31, 2002 (UNAUDITED)

NOTE E - NEW FINANCING

   In July 2002 the Company  entered into an agreement with Aesop Financial  Group Inc.  (Aesop),  a privately-held investment banking firm, whereby the Company issued 5,000,000 of its common shares at par value. In consideration,  the Company was to receive a total of $300,000, structured as follows:
1) The Company issued a $150,000 6% convertible  debenture to Aesop. The Company  actually  received only $62,500. 2) In addition,  the Company issued a 4% $150,000 note to Aesop Financial and received free-trading  securities  which were to be sold in an orderly manner;  however if the final proceeds from the sale of the  securities  were less than  $150,000,  the note due Aesop  Financial was to be adjusted to reflect the actual net proceeds,  less a 30% penalty.  As of this date,  the  securities have been  substantially  reduced in value,  and the  Company has not been able to sell any of those securities  and derive any proceeds.  The Company and Aesop had been in  discussions  to renegotiate terms of the agreement.

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

OVERVIEW AND STRATEGY

   As detailed in the Company's  Form 10-KSB for the years ending March 31, 2001 and March 31, 2002,
Planet Access  Networks  ceased  operations on July 31, 2001. All of its assets have been liquidated and applied  toward the Progress Bank Loan. A close down and sale procedure at Bureau of Translation
Services, Inc. was concluded in the third quarter of the year ending March 31, 2002.

   The Company  continues  to focus its efforts on  deploying  the  Gedanken  technology  to improve efficiencies and open new markets. Of course the Company's ability to utilize the Gedanken System is dependent on some measure of success in  litigation.  As disclosed in the Company's  Form 10-KSB for the year  ending  March  31,  2002,  the  Company  and a  principal  of  Applied  Knowledge  Systems
International  (AKSI),  owner of the  Gedanken  technology,  are  currently  disputing  the parties'
respective rights under a 1996 Licensing  Agreement.  As such, the Company has been unable to pursue its plans to deploy  Gedanken for  commercial  purposes.  On November 19, 2001,  the Company filed a claim against AKSI with the American Arbitration Association,  as provided for in the 1996 Licensing
Agreement.  Hearings were to commence in September  2002.  However,  AKSI  breached the  arbitration clause  contained in the 1996  Licensing  Agreement and the hearings were therefore  suspended.  The
Company has made a motion to the AAA to terminate the proceedings and intends to avail itself of the legal and equitable remedies in civil court.

   As previously reported, the former owner of WordHouse, Mr. Eduoard Prisse ("Prisse"), persuaded a
Dutch court to  preliminarily  "annul" the 1997 Exchange  Agreement and 2000  Settlement  Agreement,
(collectively  referred to as "agreements")  which originally gave The Translation Group, Ltd. ("the
Company")  ownership of WordHouse,  back in 1997. (This procedure is unique to the Netherlands,  and there are no  corresponding  or similar  procedures  in the US).  This  annulment  judgment was made subject  to an award in  arbitration,  as  provided  for in the  agreements  between  Prisse and the
Company.  Thus, in November 2001, the Company filed a Request for  Arbitration  with the Netherlands
Arbitration  Institute ("NAI"),  seeking to have the agreements enforced,  and to have the annulment judgment  vacated for lack of  jurisdiction.  The Company also  "attached"  the shares of WordHouse, which  operated to prevent  Prisse from selling or otherwise  disposing  of  WordHouse,  pending the outcome of  arbitration  with the NAI.  Since 1997, the Company has loaned to WordHouse in excess of
$800,000,  including  interest.  This loan has been fully  documented  in each of the annual  audits conducted in the US and in the  Netherlands.  As a result of the loan,  the Company is a creditor of
WordHouse.  In August  2002,  the  Company  initiated  a  "creditor  action" for return of the loan.
Accordingly, the Company secured a money "attachment" on a bank account of WordHouse. At that point, the Company became the plaintiff in a creditor action against  WordHouse,  as well as a party to the arbitration  with Prisse.  On September 26, 2002, the Company  withdrew the Request for  Arbitration with the NAI. Under the advice of Dutch counsel,  we concluded that resolution could be reached much quicker and less expensively in a creditor action,  as the NAI hearing was not expected to occur for at least several months. Also, the Company's main focus, the legal proceedings surrounding the

Gedanken system,  would be better served if the WordHouse matter were resolved quickly.  In December
2002,  the Company and Prisse  reached an agreement in principle,  whereby the Company would dismiss all claims and  relinquish  all control of WordHouse in exchange  for a cash  settlement.  That cash settlement,  when final,  will offset a portion of the WordHouse loan that is outstanding and due to the Company.  When the settlement has been completed,  the Company intends to file an 8-K to further elaborate on the details.

   As was  disclosed in the  financial  reports for the year ended March 31,  2002,  and the quarter ended  June 30,  2002,  the  Company  took the  position  that the  income  from  WordHouse  must be consolidated  and  reported  for those  periods,  as a result of the legal  effect of the  Company's attachment on the capital shares of WordHouse.  THE Company ceased consolidating WordHouse effective
July 1,  2002,  as a result of the  withdrawal  of the  arbitration  and  consequent  removal of the attachment.  The consolidated  financial statements of the Company now reflect the loan to WordHouse that was previously  eliminated in consolidation.

LIQUIDITY AND CAPITAL RESOURCES

   As of  December  31,  2002 the  Company  had a cash  balance of  $179,845  compared to $90,409 on
December  31,  2001.  Also,  as of December  31, 2002 the Company had  negative  working  capital of approximately  $1,987,000 compared to negative working capital of approximately $875,000 on December
31, 2001. These are largely attributable to operations at Planet Access Networks, Inc. and Bureau of
Translation Services,  Inc., and the subsequent shut down of both subsidiaries during the year ended
March 31, 2002, as outlined in the Company's Form 10-KSB dated March 31, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The  Company's  exposure to market risk relates  primarily  to changes in interest  rates and the resulting  impact on its  invested  cash.  The  Company  has not and does not plan to enter into any derivative financial  instruments for hedging or speculative  purposes. As of December 31, 2002, the
Company had no other significant material exposure to market risk.

PART II - OTHER INFORMATION

     ITEM I. LEGAL PROCEEDINGS -

  (1)    As previously  reported,  the former owner of WordHouse,  Mr.  Eduoard  Prisse  ("Prisse"), persuaded  a Dutch court to  preliminarily  "annul" the 1997  Exchange  Agreement  and 2000
         Settlement Agreement,  (collectively referred to as "agreements") which originally gave The
         Translation  Group,  Ltd.  ("the  Company")  ownership of  WordHouse,  back in 1997.  (This procedure  is  unique  to the  Netherlands,  and  there  are no  corresponding  or  similar procedures in the US). This annulment judgment was made subject to an award in arbitration, as provided for in the agreements  between Prisse and the Company.  Thus, in November 2001, the Company filed a Request for  Arbitration  with the  Netherlands  Arbitration  Institute
         ("NAI"),  seeking  to have the  agreements  enforced,  and to have the  annulment  judgment vacated for lack of  jurisdiction.  The Company also  "attached"  the shares of  WordHouse, which operated to prevent Prisse from selling or otherwise disposing of WordHouse,  pending the outcome of arbitration with the NAI. Since 1997, the Company has loaned to WordHouse in excess of $800,000,  including interest. This loan has been fully documented in each of the annual  audits  conducted in the US and in the  Netherlands.  As a result of the loan,  the
         Company is a creditor of  WordHouse.  In August  2002,  the  Company  initiated a "creditor action" for return of the loan. Accordingly,  the Company secured a money "attachment" on a bank account of WordHouse.  At that point,  the Company  became the plaintiff in a creditor action against  WordHouse,  as well as a party to the arbitration with Prisse. On September
         26, 2002, the Company  withdrew the Request for Arbitration  with the NAI. Under the advice of Dutch  counsel,  we  concluded  that  resolution  could be reached much quicker and less expensively in a creditor action, as the NAI hearing was not expected to occur for at least several  months.  Also, the Company's main focus,  the legal  proceedings  surrounding  the
         Gedanken system,  would be better served if the WordHouse matter were resolved quickly.  In
         December  2002,  the Company and Prisse  reached an  agreement  in  principle,  whereby the
         Company would dismiss all claims and  relinquish all control of WordHouse in exchange for a cash settlement.  That cash settlement,  when final, will offset a portion of the WordHouse loan that is outstanding  and due to the Company.  When the settlement has been  completed, the Company intends to file an 8-K to further elaborate on the details.

  (2)    The Company and Gedanken are  currently  disputing the parties'  respective  rights under a
         1996  Licensing  Agreement.  In November 2001, the Company filed a demand with the American
         Arbitration  Association ("AAA"), and hearings were to commence in September 2002. However,
         AKSI breached the  arbitration  clause  contained in the 1996  Licensing  Agreement and the hearings were  therefore  suspended.  The Company has made a motion to the AAA to terminate the  proceedings  and intends to avail itself of the legal and equitable  remedies in civil court.

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

  (4)    The Company has made  demands  from  ESTeam,  AB (ESTeam)  regarding  the 1999  Development
         License Agreement.  The Company intends to sue ESTeam on the basis that ESTeam breached the
         Development  Agreement.  Under the  Agreement,  the Superior Court of New Jersey would have jurisdiction over the matter.

     Item 2. Changes In Securities - none

     Item 3. Defaults Upon Senior Securities -

         The 8% preferred dividends have not been paid for the quarters ended March 31, 2001, June
         30, 2001, September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002, September
         30, 2002, and December 31, 2002.

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

                                                                    The Translation Group, Ltd.

Dated  February 14, 2003                                            /s/ Randy G. Morris
                                                                    --------------------
                                                                    Randy G. Morris
                                                                    President & CEO, Acting
                                                                    Chief Financial Officer