Form 10KSB
period 2003-03-31
TRANSLATION GROUP LTD
filed 2003-06-30
CIK 1019356

====================================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                             FORM 10-KSB
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the Fiscal Year Ended March 31, 2003

                                   Commission file number 0-21725

                                     THE TRANSLATION GROUP, LTD.
                           ----------------------------------------------
                           (Name of small business issuer in its charter)

          DELAWARE                                                                22-3382869
-------------------------------                                          ---------------------------
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
                                                        ----------------

                                 Issuer's fax number: (856) 354-1856
                                                     -----------------

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

         Issuer's revenues for its most recent fiscal year: $ -0-

         Aggregate market value of the voting stock held by non-affiliates of registrant on June 25,
2003, based on average of the high and low price on that date, was $341,891.  Exclusion of shares in this  calculation  shall not be deemed an admission  that such person is an affiliate  and inclusion shall not be deemed an admission that such person is not an affiliate.  This information is provided solely for record keeping purposes of the Securities and Exchange Commission.

         The number of shares  outstanding of each of the issuer's  classes of common equity,  as of the latest  practicable  date:  13,675,624 shares of common stock, par value $ .001 per share, as of
June 25, 2003.

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

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND BACKGROUND

The Company (TTGL) was incorporated under the laws of Delaware on July 6, 1995. On January 17, 1996, the  Company  consummated  its first  acquisition  when the  shareholders  of Bureau of  Translation
Services, Inc., a Pennsylvania corporation ("BTS"), exchanged their shares of BTS, for shares of the
Company  so that BTS  became a wholly  owned  subsidiary  of the  Company.  BTS had been  engaged in providing translation services since 1984. In October 2001, BTS ceased operations.

The Company  completed its initial public offering on December 6, 1996. Its common stock is reported on the NASDAQ OTC Bulletin  Board market under the symbol THEO for its common  stock,  and THEOW for
Warrants that were issued in connection with its initial public offering.

In 1997,  the Company  entered into a Licensing  Agreement  with Gedanken for  exclusive,  worldwide rights  to the  Gedanken  automated  translation  system.  (The  "effective  date" of the  Licensing
Agreement is November 1996) The Company provided funds in excess of $1.8 million to Gedanken for the research and development of the automated  translation  system. The Company is currently  litigating its rights under the Licensing Agreement, as further described below.

On June 30, 1997, the Company acquired all the issued and outstanding  common stock of the companies that  comprise the Word House Group ("Word  House") in exchange for a total of 350,000 of its common shares,  200,000 shares of which were contingent on future earnings  levels.  Word House has been in operation  since 1984,  and has offices in The  Netherlands  and China.  In April 2001,  Mr. Edouard
Prisse,  the former  owner of  WordHouse,  sought to regain  control of  WordHouse by filing a Dutch action to terminate or "annul" all agreements  between  Prisse and TTGL. In December 2002,  TTGL and
Prisse settled all matters.  As a result, TTGL no longer owns WordHouse.  (See "Legal Matters" for a more comprehensive overview of the WordHouse situation.)

In April 1999, the Company entered into a development and license  agreement with ESTeam AB ("EST"), a Swedish corporation specializing in the development of a computer-automated  language system known as the "BTR System",  and the  customization  of this system for specific market  applications.  The
Company invested  approximately $1 million in the BTR system,  and has received nothing of value, to date. The Company intends to sue ESTeam in New Jersey, as provided for in the Licensing Agreement it has with ESTeam.

In May of 1999,  the  Company  acquired  all of the issued and  outstanding  stock of Planet  Access
Networks, Inc., an Internet engineering firm, in a stock and cash transaction.  In July 2001, Planet
Access Networks, Inc. ceased operations.

On December 26, 2000, the Company entered into an executory agreement with Applied Knowledge Systems
International,  Ltd. (Formerly  Gedanken and now "AKSI"),  the owners and developers of the Gedanken
System.  On April 26, 2001, the executory  agreement was terminated and the parties  reverted to the existing Licensing Agreement in place.

In November 2001, the Company filed a demand with the American Arbitration Association,  as provided for in the Licensing Agreement,  in order to enforce its rights to the Gedanken System. In September
2002,  just days before the  arbitration  was set to commence,  the AAA  suspended  the hearings for
AKSI's  failure to pay AAA fees.  The  Company  intends to pursue  its rights  diligently,  and will shortly file a Civil Action, as further described, below.

OVERVIEW AND STRATEGY

With and  subsequent to the  acquisition  of Planet Access  Networks in 1999,  the Company  invested heavily into the Internet/Web Development market with the intent of becoming the leading supplier of multilingual  products and solutions via the  Internet.  The Gedanken  System was to play a critical part in this strategy.  The Company invested  significant capital into the InSage brand, a marketing concept which intended to unify the products of the Company.  The Company invested in our people who learned how to combine content management  systems,  workflow systems,  and translation tools into a coherent "multilingual web" product offering. All of this effort was driven from existing customers'
demands and readily  available  market  data.  In short,  the  Company's  management  believed  that multilingual  usage  would be the "next  wave" of  Internet  usage,  and  anticipated  delivering  a fully-automated system (Gedanken) via the internet (Planet Access).

The sudden and sharp general downturn in the Web Development  industry  affected TTGL,  specifically its Planet Access Networks  subsidiary,  as dramatically as else where in the industry.  The Company abandoned the InSage brand as well as its efforts to engineer a complete  multilingual  web solution as a result of this downturn.  Planet Access shut down  operations on July 31, 2001. The Company has liquidated or otherwise  disposed of Planet Access  Networks.  All proceeds from liquidation or sale have been applied towards retiring debt incurred at Planet Access Networks.

As earlier  mentioned,  BTS ceased operations in 2001 and WordHouse is no longer controlled by TTGL, effective  July 2002. As such, the Company  currently has no operating  subsidiaries.  However,  the
Company  continues to focus on the  resolution  of the Gedanken  matter,  and intends to exploit the
Gedanken System, to the fullest extent possible, provided it is successful in litigation.

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

The  Gedanken  System is  composed  of several  modules,  each of which,  individually  and in other combinations,  is able to provide solutions in other applications such as information management and retrieval,  controlled  language,  and  other  knowledge-based  applications.  The  Company  and the principals  of Gedanken  are  currently  disputing  the  parties'  respective  rights under the 1997
Licensing Agreement.

The  Gedanken  System  has been  designed  to handle  any  written  language.  While  the  system is operational in Spanish and English today,  it is not currently  being  utilized,  to the best of the
Company's knowledge. A French version is nearly complete.  Other language capabilities will be added to support the market.  The development of these additional  languages may be funded by the Company, or by the customer. Of course, further development of languages by the Company depends on success in litigation.

The Gedanken System was granted  patents in 2000, 2001 and 2002. The Company  believes that if it is successful in litigation,  the patents will enhance the value of the  translation  system,  and will therefore benefit the Company.

TRANSLATION/LOCALIZATION PRODUCTS AND SERVICES

The Company  currently  has no  subsidiary  operations.  The parent  company  administers  legal and accounting  functions.  The  Company  hopes to again  offer  Translation/Localization  Products  and
Services,  and continues to pursue  opportunities,  in  anticipation  of a favorable  outcome in the
Gedanken litigation.

Historically,  the process of Multilingual  Localization for the information  technology (IT) market has been  highly  labor  intensive,  with  much of the  hands-on  work  being  done  principally  by independent  translators  and  editors.  The  Company  intends to  minimize  the use of  independent translators  and editors as it deploys the  Gedanken  System.  The  Company  and the  principals  of
Gedanken are currently  disputing the parties'  respective rights under a 1997 Licensing  Agreement.
The use of the Gedanken system depends on some level of success in litigation.

TRANSLATION MARKET SUMMARY

Generally available reports (internet,  journals,  etc.) estimate the size of the translation market to be between $10B and $15B with a compound annual growth rate, or "CAGR" of 12%.

OPPORTUNITIES

When TTGL was in the business of providing translation and localization services for its clients, it was similar to every other  translation  company in the world, in that available  human  translation resources limit the amount of work that can be done.

With Gedanken, a job of large magnitude is suddenly very feasible,  from a time and cost standpoint, as it performs  quality  translations  without the use, and constraint,  of human  translators.  The system can perform the job of hundreds of translators and editors in a fraction of the time compared to current processes.  Clearly, some topic area expertise will be required to help train the system, but only a small  handful  of people as  opposed  to scores  of people  using  traditional  methods.
Further,  with the trained system in place,  subsequent work for this client will be relatively easy and potential work for other clients in the same industry is immense. Of course, use of the Gedanken system depends on some level of success in litigation.

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

TTGL WILL HAVE A PREDICTABLE COST FOR TRANSLATION SERVICES

Currently, the cost associated with hiring translation contractors ranges from $.12 to $.20 per word for any given  language and topic area,  depending on resource  availability,  the time of year, the working  relationship with the contractor,  etc. It is nearly impossible to accurately  estimate the cost of doing  business  and  subsequently,  the price one should  charge to a customer  in order to accomplish a job.  Using  Gedanken,  those costs will be known in advance thus enabling an expedited proposal/quoting  process  as well as  pricing  flexibility.  TTGL  and  Applied  Knowledge  Systems
International, the owner of the Gedanken System, had envisioned a business relationship whereby AKSI would  provide TTGL with  translated,  edited,  and reviewed  text for a fixed cost per word. As the
Company and the principals of Gedanken are currently  disputing the parties' respective rights under a 1997  Licensing  Agreement,  it is not clear how the  business  relationship  will be  structured.
However,  TTGL has  assembled a team capable of fully  exploiting  the Gedanken  system,  should the
Company prevail in litigation.

SALES AND MARKETING APPROACH

TTGL will focus sales and marketing in three areas:

          1)   Former  customers  - TTGL, like  all  translation  companies,  has a list  of  former customers  who  changed  vendors,  often  because  BTS or WH was not large  enough to service their needs.
          2)   New customers - TTGL will market these services to new customers.
          3)   The competition  -- TTGL will also  carefully  approach  those whom we consider to be competitors today to make the system available under controlled circumstances.

COMPETITION

The translation  industry is comprised of several "larger" vendors and thousands of small providers.
The industry today is very much a "cottage" industry. Large international competitors include:

         Mendez Translation (a division of Bowne Global Services)
         LionBridge
         SDL International

When TTGL  performed  localization  operations  daily,  the  Company  competed  with  these  vendors regularly.  Each  operates  on thin  profit  margins  with much of the cost  associated  with paying translators.  These larger companies are able to win clients with larger needs and a more consistent budget.  Using Gedanken,  TTGL hopes to compete for large jobs requiring consistent high quality and quick turnaround time, a combination unheard of in the industry today. Of course,  TTGL's ability to use Gedanken will depend on litigation.

EMPLOYEES

The Company presently  employees 4 people,  all of whom are in management  positions with the parent company.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, LICENSES AND SOFTWARE PROTECTION

Effective  November 1, 1996 the Company entered into a development and license  agreement to use and sell  know-how,  apparatus,  and methods  pertaining to tools and systems  developments  made by the
Gedanken  Corporation,  an unaffiliated  development  company  ("Gedanken").  Gedanken has filed and received  three  allowances  for United  States  Patents that  describes  apparatus  and methods for translating  words,  phrases,  and sentences from a source language to other target  languages using advanced telecommunications and computer technologies.  The Company has sued the owners of Gedanken,
AKSI,  and other  related  parties to  interpret  and enforce the  Company's  rights to the Gedanken system.

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

The Company  entered into an exclusive  worldwide  license for certain  applications,  chosen by the
Company,  for a period of fifteen years. In consideration for the worldwide license, the Company has agreed to pay royalties on sales of any application,  to pay EST's  development costs for perfecting each of the  named  applications,  and to  provide  additional  development  funding  under  certain conditions. The Company has completely funded development of its first chosen application, financial reports. However, the Company and ESTeam are in a dispute and the Company intends to sue ESTeam. The
Company has paid ESTeam  approximately  $1,000,000 and will be suing ESTeam on the basis that ESTeam breached the development and licensing agreement.

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
THAT INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED
IN THESE  FORWARD-LOOKING  STATEMENTS  AS A RESULT OF MANY  FACTORS,  INCLUDING THE RISK FACTORS SET
FORTH BELOW AND ELSEWHERE IN THIS REPORT.  THE CAUTIONARY  STATEMENTS  MADE IN THIS REPORT SHOULD BE
READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT.

THE COMPANY HAS RECEIVED A "GOING CONCERN" OPINION FROM ITS AUDITORS

The Company's  consolidated  financial  statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated  financial  statements,  the
Company  has  experienced  an  operating  loss that  raises  substantial  doubt about its ability to continue as a going  concern.  Management's  plans in regard to these matters are also  described in
Note 3. The consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE COMPANY IS CURRENTLY IN LITIGATION OVER LICENSING RIGHTS TO THE GEDANKEN  TRANSLATION SYSTEM. AN
ADVERSE RESULT IN LITIGATION COULD GREATLY AND NEGATIVELY IMPACT THE PROFITABILITY OF THE COMPANY.

The Company will  shortly  file an action in Civil Court to interpret  and enforce its rights to the
Gedanken  system,  under the 1996  Licensing  Agreement.  Should the  Company not be  successful  in litigation,  a significant portion of the Company's existing business plan would not be implemented, which will negatively impact the profitability of the Company.

FUTURE  PROFITABILITY  AND THE VALUE OF YOUR INVESTMENT  WILL DEPEND UPON THE COMPANY'S  SUCCESSFULL
IMPLEMENTATION OF ITS GROWTH STRATEGY

The Company has  reflected  only modest net income from  operations  during  fiscal 1997, a net loss during fiscal 1998, through and including 2003 as follows: 1998 ($14,314),  1999 ($2,148,686),  2000
($188,409),  2001  ($11,175,749),  2002 ($2,833,179) and, 2003 ($2,307,011).  At March 31, 2003, the
Company's  accumulated  deficit  was  ($17,431,536).   Currently,   the  Company  has  no  operating
subsidiaries and generates no revenue. As a result, the Company's  successful  implementation of its business strategy will likely determine:

     -   future profitability
     -   ability to effectively compete in the translation and localization industry; and
     -   The ultimate value of an investment in the Company

The Company's business plan relies primarily on the development and implementation of computer-aided translation and localization  products. The Company has sued AKSI to interpret and enforce is rights to the Gedanken System, an automated computer-aided translation system. (See Legal Matters)

LIMITED MARKET FOR THE COMPANY'S COMMON STOCK INCREASES THE POSSIBLE  VOLATILITY OF STOCK PRICES AND
THE VALUE OF ANY INVESTMENT IN EQUITY MAY BE REDUCED

The public  trading  market for the Company's  shares of common stock is limited on the OTC Bulletin
Board.  There can be no  assurances  that a regular  trading  market  for the  common  stock will be sustained.  By its very  nature,  trading on the OTC Bulletin  Board  provides  only limited  market liquidity.  In addition,  the stock markets generally have experienced,  and continue to experience, extreme  price and volume  fluctuations  which  have  affected  the  market  price of many small cap companies and which have often been unrelated to the operating performance of these companies. These broad market  fluctuations,  as well as general  economic and  political  conditions,  may adversely affect the market price of the  Company's  common stock.  Trading in the  Company's  common stock is subject to the Penny Stock rules under the Exchange  Act, and may have the  following  consequences, including, but not limited to:

o    Penny stocks are  low-priced  shares of small  companies not traded on an exchange or quoted on
     NASDAQ.  Prices  often are not  available.  Investors  in penny stocks often are unable to sell stock.

o    You may lose part or all of your investment.  Because of large dealer spreads,  you will not be able to sell the stock  immediately  back to the  dealer at the same price it sold the stock to you. In some cases, the stock may fall quickly in value.

 FOR COMPLETE INFORMATION ABOUT PENNY STOCK, SEE SCHEDULE 15G UNDER THE SECURITIES EXCHANGE ACT OF
                                        1934, AT WWW.SEC.GOV

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
This may be done in order to, among other things:

      -  Facilitate a business combination
      -  Acquire assets or stock of another business
      -  Compensate employees or consultants; and
      -  For other valid business reasons in the discretion of the Board of Directors

SENIOR  MANAGEMENT  BENEFICIALLY  OWNS A SIGNIFICANT  PERCENTAGE  OF THE COMPANY'S  COMMON STOCK AND
THEREFORE HAS SIGNIFICANT INFLUENCE OVER THE ELECTION OF DIRECTORS

The officers,  directors and principal  stockholders own approximately 41.8% of the Company's common stock on a fully diluted basis. Consequently, upon exercise of their vested options and warrants and by virtue of Delaware law,  these  stockholders  could be in a position to influence the election of all the directors and possibly  control the outcome of other corporate  matters without the approval of other stockholders.  In addition, applicable statutory provisions and the ability of the Board of
Directors to issue one or more series of preferred stock without stockholder approval could deter or delay  unsolicited  changes in control by discouraging open market purchases of the Company's common stock or a  non-negotiated  tender or  exchange  offer for stock,  which may be  disadvantageous  to stockholders who may otherwise desire to participate in such a transaction and receive a premium for their shares.

ITEM 2.  DESCRIPTION OF PROPERTY

The  Company's  operating  facilities  are  located  in  Haddonfield,  New  Jersey,  which  occupies approximately  1000 square feet at a monthly  rate of $1,000 per month,  increasing  to $1350.00 per month,  pursuant  to a lease  that  extends  until  June  30,  2008.  The  terms of the  lease  were renegotiated  to include  monthly  payments  of $5,500,  all of which have been  satisfied,  and the issuance of 30,000 common  shares to the  landlord.  Shares were issued to offset a balance owed the landlord.  According to the Settlement Agreement between the Company and the landlord,  the landlord retains the right to "put" the shares back to the Company,  for  $49,226.00  should the value of the shares be less than or equal to the balance owed.

The Company  believes that its  facilities  are  currently  adequate and further  believes  that, if necessary,  adequate facilities could be located in the event the Company needs to replace or expand its current facilities.

ITEM 3.  LEGAL PROCEEDINGS

(1) As previously reported, the former owner of WordHouse, Mr. Eduoard Prisse ("Prisse"),  persuaded a Dutch court to preliminarily  "annul" the 1997 Exchange  Agreement and 2000 Settlement  Agreement,
(collectively  referred to as "agreements")  which originally gave The Translation Group, Ltd. ("the
Company") ownership of WordHouse, back in 1997. This annulment judgment was made subject to an award in arbitration,  as provided for in the agreements between Prisse and the Company. Thus, in November
2001,  the Company  filed a Request  for  Arbitration  with the  Netherlands  Arbitration  Institute
("NAI"),  seeking to have the agreements  enforced,  and to have the annulment  judgment vacated for lack of jurisdiction. The Company also "attached" the shares of WordHouse, which operated to prevent
Prisse from selling or otherwise disposing of WordHouse, pending the outcome of arbitration with the
NAI. Since 1997, the Company has loaned to WordHouse in excess of $800,000, including interest. This loan  has  been  fully  documented  in  each of the  annual  audits  conducted  in the US and in the
Netherlands.  As a result of the loan, the Company  became a creditor of WordHouse.  In August 2002, the Company initiated a "creditor action" for return of the loan. Accordingly, the Company secured a money  "attachment" on a bank account of WordHouse.  At that point, the Company became the plaintiff in a creditor  action  against  WordHouse,  as well as a party to the  arbitration  with Prisse.  On
September 26, 2002, the Company  withdrew the Request for Arbitration with the NAI. Under the advice of Dutch counsel, we concluded that resolution could be reached much quicker and less expensively in a creditor action,  as the NAI hearing was not expected to occur for at least several months.  Also, the Company's main focus, the legal  proceedings  surrounding the Gedanken  system,  would be better served if the  WordHouse  matter were resolved  quickly.  In December  2002,  the Company and Prisse reached an agreement,  whereby the Company would  dismiss all claims and  relinquish  all control of
WordHouse  in exchange  for a cash  settlement.  That cash  settlement  will offset a portion of the
WordHouse loan that was outstanding and due to the Company.

As was disclosed in the financial  reports for the year ended March 31, 2002,  and the quarter ended
June 30, 2002, the Company took the position that the income from WordHouse must be consolidated and reported for those  periods,  as a result of the legal  effect of the  Company's  attachment  on the capital shares of WordHouse. The Company ceased consolidating WordHouse effective July 1, 2002, as a result of the withdrawal of the arbitration and consequent  removal of the attachment,  and ultimate settlement.

(2) The  Company and  Gedanken  (also  referred to as AKSI  throughout  this  report) are  currently disputing the parties'  respective  rights under a 1996 Licensing  Agreement.  In November 2001, the
Company  filed a demand with the American  Arbitration  Association  ("AAA"),  and hearings  were to commence in September 2002. However,  Gedanken breached the arbitration clause contained in the 1996
Licensing Agreement by failing to pay the arbitrators, and the proceedings were therefore suspended.
The Company  will soon file an action in Civil Court to  interpret  and enforce its rights under the
Licensing Agreement.

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

(5) The Company has made demands from ESTeam regarding the 1999  Development License Agreement.  The
Company is considering  suing ESTeam on the basis that ESTeam  breached the  Development  Agreement.
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

          1998                                                  High               Low
          ----                                                  ----               ---
          Quarter ended March 31, 1998                         $ 4.75             $ 3.75
          Quarter ended June 30, 1998                            6.50               4.00
          Quarter ended September 30, 1998                       7.5625             5.25
          Quarter ended December 31, 1998                        6.25               4.50

          1999
          ----
          Quarter ended March 31, 1999                          $5.00              $3.00
          Quarter ended June 30, 1999                            6.125              3.00
          Quarter ended September 30, 1999                       3.75               2.00
          Quarter ended December 31, 1999                       5.3125              1.5625

          2000
          ----

          Quarter ended March 31, 2000                          10.50               3.25
          Quarter ended June 30, 2000                            5.8125             3.875
          Quarter ended September 30, 2000                       5.5625             2.875
          Quarter ended December 31, 2000                        3.25                .4062

          2001
          ----
          Quarter ended March 31, 2001                           1.5312              .5625
          Quarter ended June 30, 2001                             .875               .45
          Quarter ended September 30, 2001                        .70                .17
          Quarter ended December 31, 2001                         .17                .06

          2002
          ----
          Quarter ended March 31, 2002                            .11                .03
          Quarter ended June 30, 2002                             .05                .03
          Quarter ended September 30, 2002                        .15                .04
          Quarter ended December 31, 2002                         .04                .02

          2003
          ----
          Quarter ended March 31, 2003                            .02                .01
          Quarter ended June 30, 2003                             .03                .008

On June 25, 2003, the closing bid price for the Company's  common stock was $.025.  The  approximate number of record  holders  of common  stock as of June 25,  2003 was 73. The  approximate  number of beneficial owners was 943 as of June 25, 2003.

The Company  also issued  common  stock  purchase  warrants in  connection  with its initial  public offering, which are now exercisable until March 31, 2004 for a share of common stock upon payment of the exercise price of $.40.

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

ITEM 6.  MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (000'S)

Year Ended March 31, 2003 & 2002
OPERATIONS                                              2003               2002             Change
----------                                              ----               ----             ------

Sales.............................................   $                  $                    $
Operating Costs & Expenses
Cost of Sales.....................................
Selling & administration..........................
Special & other...................................     1,694               1,446                 249

Corporate administration..........................       650               1,035                (385)

Amortization of excess............................        35                  71                 (36)
                                                  ----------          ----------          ----------
Total.............................................     2,379               2,552                (173)

Operating profit (loss) before other income.......    (2,379)             (2,552)               (173)
                                                  ----------          ----------          ----------

Other income (expense), net.......................        20                  51                 (31)
(Loss) from continuing operations before taxes        (2,359)             (2,501)               (142)
Income taxes (benefit)............................         1                   1                   0
                                                  ----------          ----------          ----------
Loss from continuing operations...................    (2,360)             (2,502)               (142)

Discontinued operations...........................        53                (331)               (384)
                                                  ----------          ----------          ----------
Net Income (Loss).................................  $ (2,307)           $ (2,833)          $    (526)
                                                   ===========        ===========          ==========
Average shares outstanding                            11,861               5,352
                                                   =========          ==========
Primary earnings (loss) per share                   $   (.20)          $    (.53)
                                                   ==========         ===========

                                             3/31/03          3/31/02          Change
FINANCIAL CONDITION                                          (IN 000'S)

Cash and short term investments               $   79           $   90           $ (11)
Other current assets                              46              592            (546)
                                            --------         --------         --------
Total Current Assets                             125              682            (557)
Total Current Liabilities                      2,251            2,281             (30)
                                            --------         --------         --------
Working Capital                               (2,126)          (1,599)           (527)
                                             --------         --------        --------
Current Ratio                                  .06:1             .3:1         (.24):1

Total Assets                                     396            1,954          (1,558)

Total Liabilities                              2,251            2,281             (30)
                                            --------         --------         --------

Stockholders' equity                          (2,815)          (1,287)         (1,528)
                                            --------         --------         --------
Book value per share                         $  (.21)         $  (.22)          $ .01
                                            =========        =========        =======

FISCAL  YEAR  ENDED  MARCH 31,  2003(CURRENT  YEAR) AS  COMPARED  TO  FISCAL  YEAR  ENDED  MARCH 31,
2002(COMPARABLE YEAR)

GENERAL DISCUSSION

The Company  currently has no operating  subsidiaries.  The Company ceased  consolidating  WordHouse effective July 1, 2002, as a result of the withdrawal of the arbitration  and consequent  removal of the attachment on the shares of WordHouse.  During the year ended March 31, 2002, the Company closed two of its subsidiaries,  Planet Access Networks, Inc. and Bureau of Translation Services, Inc. Only
the parent  company is currently  operating,  but generates no revenue.  Therefore,  the Company has reported no income for the fiscal year ended March 31, 2003. A comparison of the Current Year to the
Comparable Year, as traditionally done in this section,  would not be meaningful,  since the results of operations for the three  subsidiaries have been classified as "Discontinued  Operations" and the prior year has been restated.

LIQUIDITY AND WORKING CAPITAL

Management  believes that the existing cash balance,  together with the fact that the Company has no operating  subsidiaries  and generates no revenue,  is  insufficient to fully implement its plans to exploit the Gedanken System.  Additional funding, either from outside investors or partners, will be required in order for the Company to fully realize the potential of the Gedanken System and services based on the  system.  The  Company  believes  that it will be able to finance  its growth  from the issuance of securities and has continued  discussions  with a number of potential  funding  sources.
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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31,  2002(FISCAL  2002) COMPARED TO THE FISCAL
YEAR ENDED MARCH 31, 2001(FISCAL 2001)

SALES

During Fiscal 2000,  consolidated sales from continuing operations decreased by $607,000 from Fiscal
2001 to $1,978,000, a decrease of 23%. All of the sales from continuing operations of $1,978,055 for the fiscal year ended March 31,  2002 and  $2,584,946  for the fiscal year ended March 31, 2001 were derived  from  WordHouse.  Sales for both  fiscal  years for BTS and PAN have been  reclassified  to
Discontinued Operations.

COST OF SALES AND GROSS MARGIN

During Fiscal 2002, cost of sales from continuing  operations decreased by $526,000 from Fiscal 2001 to  $1,516,000.  This  represents  the  decrease  in the cost of sales of  WordHouse  related to the decrease in sales for WordHouse as noted in "SALES"  above.  Cost of sales for both fiscal years for
BTS and Pan have been reclassified to Discontinued Operations.

GENERAL AND ADMINISTRATIVE

General and  administrative  expenses  decreased by  $1,587,000 or 48% to $3,320,000 in Fiscal 2002.
General and administrative expenses includes the following:

                                                                Fiscal 2002              Fiscal 2001
                                                                -----------              -----------

    Selling, general and administration (related to WordHouse)  $  698,340                $1,200,403
    Corporate administration                                     1,034,635                 2,119,832
    Loss on impairment of investment in subsidiary                                         2,660,511
    Loss on write-down of property and equipment                                             813,968
    Loss on write-down of licensing agreement                    1,426,543
    Amortization of excess of purchase price over
                          fair value of net assets acquired         70,970                   400,980
                                                               -----------                ----------
                                                                $3,230,488                $6,794,714
                                                               ===========                ==========

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

LIQUIDITY AND WORKING CAPITAL

As of March 31, 2002,  the Company had a cash  balance of $90,400  compared to $129,000 on March 31,
2001. Also, as of March 31, 2002, the Company had negative working capital of  $1,599,000compared to
$1,220,000  on March 31,  2001.  The  decreases in cash and working  capital are a direct  result of operations at PAN and Management's decision to operate PAN longer than warranted.

ITEM 7.  FINANCIAL STATEMENTS

The  information  called for by Item 7 is included in the  Financial  Statements  contained  in this
Annual Report on Form 10-KSB found on pages F-1 to F-17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable

                                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

During the fiscal  year ended  March 31,  2003,  the  directors  and/or  executive  officers  of The
Translation Group, Ltd. were as follows:

Name                           Age    Status             Position
----                           ---    ------             --------
Randy G. Morris                46     Active             President, Chief Executive Officer, Acting
                                                         Principal Financial Officer
                                                         Director

Charles D. Cascio              67     Active             Director

Gary M. Schlosser              53     Active             Director

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

CHARLES D. CASCIO became a Director,  of the Company in May of 1996. He had previously  been engaged by the Company, from its inception, as a financial consultant. From late 1992 until July 1996 he was
Chairman and President of Electro-Kinetic  Systems, Inc., a publicly held company. From 1990 to late
1992, Mr. Cascio was employed as a full time marketing and financial consultant to a large privately held  development,  building and  entertainment  company  located in New Jersey.  Mr. Cascio holds a
Bachelors Degree in Economics from Iona College.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes the total  compensation of the chief executive  officer and the other most highly  compensated  officers  whose  salary is in excess of $100,000 for the fiscal year ended
March 31, 2003.

Summary Compensation Table

=================================================================================================================================
                                                                                         Long Term Compensation
------------------------------------ ------------------------------------- ------------------------------------------------------
                                             Annual Compensation                      Awards                        Payouts
------------------------------------ ------------------------------------- ----------------------------- ------------------------
                                                                Other
                                                                Annual       Restricted      Stock          LTIP        All Other
Name and                                  Salary   Bonus        Compen-        Stock        Options/       Payouts       Compen-
Principal Position          Year(s)        ($)       ($)        sation($)     Award(s)($)     SARS(#)        ($)         sation($)
--------------------------- -------- ------------- --------- -------------- -------------- -------------- ----------- ------------

Randy G. Morris             2003     $  37,500(ii)   $-0-     $   -0-
  President and CEO         2002       152,880(ii)    -0-       8,156(iv)
                            2001       142,797        -0-       8,467(iv)                     200,000

Charles D. Cascio           2003      $125,000(i)    $-0-     $ 25,585(v)
 Chairman                   2002       127,412(ii)    -0-      25,808(vi)
                            2001       133,651        -0-      32,456(vii)                    200,000

John R. Toedtman            2003         $  -0-      $-0-     $  -0-
 Former Chief               2002            -0-       -0-        -0-
  Operating Officer         2001        51,923        -0-     9,232(viii)
Resigned 2001

Fred LaParo                 2003         $  -0-      $-0-     $  -0-
 Former CEO of Planet       2002        37,500        -0-      3,210(ix)
  Access Networks           2001       132,000        -0-     12,837(x)
Resigned 2001

Jeffrey Cartwright          2003         $  -0-      $-0-     $  -0-
 Former Vice President of   2002        37,500        -0-     3,210(ix)
  Planet Access Networks    2001       132,000        -0-    14,131(xi)
Resigned 2001

Kenneth A. Mack             2003         $  -0-      $-0-     $  -0-
 Former Chief Financial     2002         1,500(ii)    -0-        -0-
  Officer                   2001        81,675        -0-   $10,261(xii)
Resigned 2001

Theodora Landgren           2003         $  -0-      $-0-     $  -0-
 Former Chief               2002            -0-       -0-        -0-
Operating  Officer          2001      $133,843(iii)   -0-     $2,760(xiii)
Resigned 2000
==================================================================================================================================

(i)       Consists  of $108,000  of annual  compensation  accrued by the Company but not paid due to cash flow.
(ii)      Consists of annual compensation accrued by the Company but not paid due to cash flow.
(iii)     Consists of settlement agreement payments in lieu of salary.
(iv)      Consists of health, life and disability insurance premiums.
(v)       Consists of car allowance and related expenses totaling $10,940, health insurance premiums of $6,253 and life insurance premiums of $8,392.
(vi)      Consists of car allowance and related expenses totaling $10,608, health insurance premiums of $7,700 and life insurance premiums of $7,500.
(vii)     Consists of car allowance and related expenses totaling $10,608,  medical reimbursement of
          $4,514,  health,  life and  disability  insurance  premiums of $10,415 and life  insurance premiums of $6,919.
(viii)    Consists  of car  allowance  and related  expenses  totaling  $2,941 and health  insurance premiums of $6,291.
(ix)      Consists of car  allowance and related  expenses of $1,548,  health,  life and  disability insurance premiums of $1,158 and life insurance premiums of $504.
(x)       Consists of car  allowance and related  expenses of $6,186,  health,  life and  disability insurance premiums of $4,635 and life insurance premium of $2,016.
(xi)      Consists of car allowance of $7,480,  health,  life and disability  insurance  premiums of
          $4,635 and life insurance premiums of $2,016.
(xii)     Consists of car allowance of $7,500 and health, life and disability  insurance premiums of
          $2,761.
(xiii)    Consists of health insurance premiums of $2,760.

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
The agreement,  which provides for base compensation of $125,000 per year, will be extended upon the
Company  achieving  cumulative gross financing of $4,000,000.  In addition,  Mr. Cascio will receive incentive  compensation equal to 50% of his base compensation upon the Company meeting its operating goals, and a five-year  options and warrants to purchase 200,000 shares,  of which 100,000 will vest upon the Company  achieving  cumulative gross financing of $4,000,000.  All of these conditions were met, and all of the warrants and options were granted to Mr. Cascio. Mr. Cascio's contract is in the process of being renegotiated.

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

See Note 11-Stock Options and Warrants, Notes to Consolidated Financial Statements,  relative to the granting of options  during the years ended March 31, 2003 and March 31, 2002,  unexercised  options held as of the end of the fiscal year, options exercised and options forfeited during the years.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon  information  supplied to the Company by its  directors,  officers and  beneficial owners of at last 10% of the common  stock,  the Company  believes that during the fiscal year ended
March 31, 2003,  all filing  requirements  under  Section  16(a)  applicable  to its  directors  and executive officers were met.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table sets forth  information  regarding the  beneficial  ownership of the Company's common stock, as of June 25, 2003, by (a) each person known by the Company to own beneficially  more than five  percent of the  Company's  outstanding  shares of common  stock,  (b) each  director  and executive officer of the Company who owns shares and (c) all directors and executive officers of the
Company  as a group.  Unless  otherwise  indicated,  all  shares  of  common  stock are owned by the individual  named as sole record and beneficial  owner with  exclusive  power to vote and dispose of such shares.  The reported  numbers and  percentages  include stock  options and warrants  which are currently  exercisable  or  exercisable  within 60 days of June 25,  2003 as required by Item 403 of
Regulation S-B under the Security Exchange Act.

                                                   COMMON STOCK                  PERCENTAGE
         NAME AND ADDRESS                       OWNED BENEFICIALLY                OF CLASS
         ----------------                       ------------------                --------

         Charles D. Cascio (1) (2)                  1,873,000                        13.3%
         30 Washington Avenue
         Haddonfield, NJ  08033

         Michael Cascio, Esq.(3)                    1,400,940                        10.0%
         2 Eves Drive
         Marlton, NJ 08053

         John R. Toedtman                             787,178                         5.8%
         11 Birch Drive
         Basking Ridge, NJ  07920

         Randy G. Morris (4)                          200,000                         1.4%
         30 Washington Avenue
         Haddonfield, NJ  08033

         Gary M. Schlosser (5)                        150,000                         1.1%
         6 Ridgeview Court
         Voorhees, NJ  08043

         Rock Partners Ltd., Inc.                     900,000                         6.6%
         1175 York Avenue
         New York, NY  10021

         Susan Kordich                                800,000                         5.8%
         2050 Bergen Avenue
         Brooklyn, NY 11234

         All Executive Officers and Directors

         As a Group (6)                             6,111,118                        41.8%

(1)       Includes  200,000  currently  exercisable  warrants  and 200,000  currently  vested  stock options.
(2)       Does not include an aggregate of 144,000 shares owned by his adult  independent  children.
          Mr. Cascio disclaims beneficial ownership of such shares.
(3)       Includes 200,000 currently vested stock options.
(4)       Includes 200,000 currently vested stock options.
(5)       Includes 150,000 currently vested stock options.
(6)       Includes  5,161,118 shares,  750,000 currently vested stock options,  and 200,000 warrants owned by all executive officers and directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an exclusive  license  agreement with Gedanken,  a company  controlled by Dr. Julius
Cherny, for the worldwide rights to an automated machine translation system. Dr. Cherny owns several
United States Patent that describes  apparatus and methods for translating  languages using advanced telecommunications  and computer technologies.  Under the Agreement,  the Company is obligated under the agreement to pay royalties on all revenues  generated  that use, in whole or in part, the patent rights and know-how.  The Company has sued Gedanken,  AKSI and related parties to enforce its rights under the Licensing Agreement.

Michael  Cascio,  Esquire,  the son of Charles  Cascio,  Director and Consultant of The  Translation
Group,  provided  legal  services to the Company for the fiscal years ended March 31, 2003 valued at
$184,000, most of which was accrued.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of this Report or are incorporated herein by recipient.

EXHIBIT NO.    DESCRIPTION                                                             METHOD OF FILING

2.1            Stock Purchase Agreement between the Stockholders of Planet Access      (1)
               Networks, Inc., Planet Access Networks, Inc. and the Company, as
               amended dated April 27, 1999 (the PAN "Stock Purchase Agreement")

2.2            Amendment dated September 2, 1999 to the PAN Stock Purchase Agreement   (6)

2.3            Amendment dated March 8, 2000 to the PAN Stock Purchase Agreement       (6)

3.1            Restated Certificate of Incorporation of the Company                    (2)

3.2            By-laws of the Company                                                  (2)

3.3            Certificate of Designation for Series A Preferred Stock                 (6)

4.2            Specimen Warrant Certificate                                            (4)

4.4            Revised Form of Warrant Agreement                                       (5)

4.5            Form of Revised [Representative's] Warrant Agreement                    (5)

4.6            Form of Revised [Representative's] Warrant                              (5)

10.1           Lease Agreement between Bureau of Translation Services, Inc. and        (2)
               J.C.G. Partnership dated January 18, 1995

10.2           Employment Agreement between the Company and Charles D. Cascio          (6)
               dated as of April 10, 2000

10.3           Employment Agreement between the Company and Randy G. Morris dated      (6)
               as of December 20, 1999

10.4           The Translation Group, Ltd. 1995 Stock Option Plan                      (1)

10.9           Employment Agreement between the Company and Jeffrey Cartwright         (1)
               dated May 18, 1999

10.10          Employment Agreement between the Company and Frederick LaParo           (1)
               dated May 18, 1999

10.11          Employment Agreement between the Company and John Toedtman dated        (1)
               October 1, 1998

10.12          Stock Pledge Agreement between the Company and various former           (1)
               stockholders of Planet Access Network, Inc. dated May 18, 1999

10.13          License Agreement between the Company and ESTeam AB dated April         (1)
               15, 1999*

* Subject to confidential treatment request pursuant to Rule24b-2 of the Exchange Act of 1934.

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

            April 26, 2002:         Changes in Registrant's Certifying Accountant

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

                                                              Dated:  June 30, 2003

In accordance  with the  Securities  Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                                 Date

/s/ Randy G. Morris                         President and CEO                     June 30, 2003
----------------------------------
RANDY G. MORRIS Director

/s/ Charles D. Cascio
----------------------------------
CHARLES D. CASCIO                           Director                              June 30, 2003

/s/ Gary M. Schlosser
-----------------------------------
GARY M. SCHLOSSER                           Director                              June 30, 2003

                                          Mark Cohen C.P.A.
                                     1772 East Trafalgar Circle
                                         Hollywood, Fl 33020
                                          (954) 922 - 6042
____________________________________________________________________________________________________

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE TRANSLATION GROUP, LTD.

We have audited the  accompanying  consolidated  balance sheets of The Translation  Group,  Ltd. and subsidiaries  as of March 31, 2003 and 2002 and the related  consolidated  statements of operations, stockholders'  equity  (deficiency)  and cash flows for the years  then  ended.  These  consolidated financial  statements are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated  financial position of The Translation Group, Ltd. and subsidiaries as of March 31,
2003 and 2002, and the consolidated  results of its operations and their consolidated cash flows for the years then ended,  in conformity  with accounting  principles  generally  accepted in the United
States of America.

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

/s/ Mark Cohen
------------------------
Mark Cohen C.P.A.
A Sole Proprietor Firm

Hollywood, Florida
June 26, 2003

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                     Consolidated Balance Sheets
                                       March 31, 2003 and 2002

                                                                              March 31,       March 31,
                                                                                2003            2002
                                                                                ----            ----
 ASSETS
 Current assets:
   Cash and cash equivalents                                                   $ 78,828       $ 90,409
   Accounts receivable, net of allowance for doubtful
    accounts of $0 and $41,720, respectively                                                   292,753
   Work in process                                                                              83,054
   Loans and receivables from officers                                                          50,000
   Other current assets                                                          46,567        166,254
                                                                                -------       -------

 Total current assets                                                           125,395        682,470

 Property and equipment, net of accumulated depreciation and
   amortization of $4,907 and $420,321, respectively                              2,628        329,020

 Licensing costs, net of valuation allowance of $1,426,543                            -              -

 Excess of purchase price over fair value of net assets acquired, net of
  accumulated amortization of $0 and $337,110, respectively                                    727,434
 Loans and receivables from officers                                            267,941        215,169
                                                                               --------       --------

 TOTAL ASSETS                                                                 $ 395,964    $ 1,954,093
                                                                             ==========    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                           $ 825,343      $ 969,508
   Notes payable                                                                371,841        371,841
   Accrued liabilities                                                          874,215        811,701
   Preferred dividends payable                                                  180,000         80,000
   Deferred income                                                                    -         48,171
                                                                                -------        -------

 Total current liabilities                                                    2,251,399      2,281,221
                                                                            -----------    -----------

 TOTAL LIABILITIES                                                            2,251,399      2,281,221

 Commitments and contingencies

 Preferred stock redeemable at the option of purchasers, $.001 par value,
   1,000,000 authorized, 250,000 shares issued and outstanding                  959,747        959,747

 Stockholders' equity:
   Common stock, $.001 par value, 15,000,000 shares authorized, 13,675,624 and 5,793,802 shares outstanding, respectively, and 13,683,624 and
    and 5,801,802 shares issued and to be issued, respectively                   13,684          5,802
   Additional paid-in capital                                                14,670,702     14,606,527
   Retained earnings (deficit)                                              (17,431,536)   (15,824,362)
   Common stock in treasury, 8,000 shares                                       (68,032)       (68,032)
   Accumulated other comprehensive income                                            -          (6,810)
                                                                                     --         -------

 Total stockholders' equity                                                  (2,815,182)    (1,286,875)
                                                                             -----------    -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 395,964    $ 1,954,093
                                                                             ==========    ===========

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Operations
                             For the years ended March 31, 2003 and 2002

                                                                            March 31,          March 31,
                                                                              2003               2002
                                                                              ----               ----

 Revenue                                                                       $   -             $    -
 Cost of revenue                                                                   -                  -
                                                                           ----------         ----------

 Gross profit                                                                      -                  -

 Cost and expenses:
   Corporate administration                                                   649,647          1,034,635
   Loss on write-down of licensing agreement                                                   1,426,543
   Loss on sale of property and equipment                                                         20,150
   Loss on write-down of property and equipment                               250,000
   Loss on impairment of investment of subsidiary                             959,775
   Loss on write-off of loan to WordHouse                                     484,771
   Amortization of excess of purchase price over
    fair value of net assets acquired                                          35,485             70,970
                                                                           ----------         ----------
 Total                                                                      2,379,678          2,552,298
                                                                           ----------         ----------

 Loss before other income (expense)                                        (2,379,678)        (2,552,298)

 Other income (expense):
   Interest income                                                             20,159             57,724
   Forgiveness of debt                                                              -              2,785
   Interest expense                                                               (90)            (9,058)
                                                                           ----------         ----------
                                                                               20,069             51,451
                                                                           ----------         ----------

 Loss from continuing operations before provision for income taxes         (2,359,609)        (2,500,847)

 Provision for income taxes                                                       800                800
                                                                           ----------         ----------

 Loss from continuing operations                                           (2,360,409)        (2,501,647)

 Discontinued operations
   Income (loss) from operations of discontinued segments (less applicable
    income taxes (recovery) of $23,232 and $(292), respectively)               53,398           (387,154)
   Income (loss) on disposal of discontinued segments                               -             55,622
                                                                           ----------         ----------
                                                                               53,398           (331,532)
                                                                           ----------         ----------

 Net loss                                                                $ (2,307,011)      $ (2,833,179)
                                                                         =============      =============

 Net loss per common share outstanding (basic and diluted)                    $ (0.20)           $ (0.53)
                                                                              ========           ========

 Weighted average shares outstanding                                       11,860,704          5,352,419
                                                                          ===========          =========

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                            Consolidated Statements of Comprehensive Loss
                             For the years ended March 31, 2003 and 2002

                                                         March 31,           March 31,
                                                           2003                2002
                                                           ----                ----

Net loss                                                $ (2,307,011)      $ (2,833,179)

Other comprehensive income (loss):
  Currency translation adjustment                                 -             (16,870)
                                                        ------------       -------------

Comprehensive loss                                      $ (2,307,011)      $ (2,850,049)
                                                        =============      =============

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                           Consolidated Statements of Stockholders' Equity
                                       March 31, 2003 and 2002

                                                                                                Accumulated
                                                        Additional                                 Other                      Total
                                           Common Common Paid- in Preferred  Retained  Treasury Comprehensive Subscription Stockholders'
                                           Shares  Stock  Capital Dividends  Earnings   Stock     Income      Receivable     Equity
                                           ------  -----  ------- ---------  --------   -----     ------      ----------     ------
BALANCE AT MARCH 31, 2001               5,141,765 $5,142$14,497,757$(80,000)$(12,831,183)$(68,032) $10,060    $(500,000)  $1,033,744

  Shares issued in connection with
   private placement                      142,858    143     49,857                                                           50,000

  Subscriptions received                                                                                        500,000      500,000

  Shares issued in satisfaction of debt    30,000     30     10,470                                                           10,500

  Shares issued in satisfaction of
   settlement agreement                   487,179    487     48,443                                                           48,930

  Foreign currency translation adjustment                                                          (16,870)                  (16,870)

  Preferred dividends                                               (80,000)                                                 (80,000)

  Net loss                                      -      -         -        -   (2,833,179)       -        -            -   (2,833,179)
                                       ----------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002               5,801,802  5,802 14,606,527(160,000) (15,664,362) (68,032)  (6,810)           -   (1,286,875)

  Shares issued in connection with
   private placement                    5,000,000  5,000     62,500                                                           67,500

  Shares issued to employees            3,056,680  3,057                                                                       3,057

  Shares issued in satisfaction of debt    50,000     50      1,450                                                            1,500

  Adjustment of shares for acquisition
   of Planet Access Networks, Inc.         18,000     18        (18)                                                               -

  Adjustment of shares for prior year
   private placement                        7,142      7         (7)                                                               -

  Return of shares by WordHouse          (250,000)  (250)       250                                                                -

  Removal of WordHouse from consolidation                                        779,837             6,810                   786,647

  Preferred dividends                                               (80,000)                                                 (80,000)

  Net loss                                      -      -          -       -   (2,307,011)       -        -            -   (2,307,011)
                                       ---------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2003              13,683,624$13,684$14,670,702$(240,000)$(17,191,536$(68,032)      $ -       $   -  $(2,815,182)
                                       =============================================================================================

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Cash Flow
                             For the years ended March 31, 2003 and 2002

                                                                                              March 31,           March 31,
                                                                                                2003                2002
                                                                                                ----                ----

Cash  flows provided by (used in) operating activities:
  Net loss                                                                                   $(2,307,011)       $ (2,833,179)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                 1,510             139,896
     Amortization of excess purchase price over fair value of net assets acquired                 35,485              70,970
     Loss on disposal of discontinued segments                                                                       197,230
     Loss on sale of property and equipment                                                                           20,150
     Loss on impairment of investment in subsidiary                                                                    9,839
     Write-down of licensing costs value                                                                           1,426,543
     Write-off of intercompany accounts of subsidiary                                                                142,231
     Loss on write-off of loan to WordHouse                                                      484,771
     Loss on abandonment of subsidiary                                                           915,548
     Loss on write-down of property and equipment                                                250,000
     Foreign currency translation adjustment                                                                         (16,870)
     Deferred income taxes                                                                                           (16,000)
     Stock issued in satisfaction of settlement agreement                                                             48,930
     Stock issued in satisfaction of accounts payable                                              1,501              10,500
     Non cash compensation                                                                         3,056
     Changes in operating assets and liabilities:
        Accounts receivable                                                                        6,508             568,917
        Work in process                                                                                              109,923
        Other current assets                                                                     (39,978)             64,831
        Other assets                                                                                                  55,278
        Accounts payable                                                                         (12,958)              4,511
        Accrued liabilities and deferred income                                                  365,073             216,254
                                                                                                --------             -------

Net cash provided by (used in) operating activities                                             (296,495)            219,954

Cash flows provided by (used in) investing activities:
  Acquisition of property and equipment                                                                              (26,305)
  Proceeds from sale of property and equipment                                                                        97,450
  Additional licensing costs                                                                                          (5,032)
  Loans and receivables from officers                                                             (2,772)            (50,000)
                                                                                                  -------            --------

Net cash provided by (used for) investing activities                                              (2,772)             16,113

Cash flows provided by (used in) financing activities:
  Loan receivable from WordHouse                                                                 300,000
  Private placement issue                                                                         67,500              50,000
  Proceeds from stock subscription receivable                                                                        500,000
  Payments on long-term obligations                                                                  -              (824,817)
                                                                                                 -------            ---------

Net cash provided by (used in) financing activities                                              367,500            (274,817)
                                                                                                --------            ---------

Net change in cash and cash equivalents                                                           68,233             (38,750)

Cash and cash equivalents, beginning of period                                                    10,595             129,159
                                                                                                 -------             -------

Cash and cash equivalents, end of period                                                        $ 78,828            $ 90,409
                                                                                               =========            ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                                    $ 6,458            $ 20,384
                                                                                                ========            ========
     Income taxes                                                                                  $ 800            $ 16,478
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

                            THE TRANSLATION GROUP, LTD. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

The Translation  Group, Ltd. and Subsidiaries  (TTGL or the Company) was incorporated under the laws of Delaware on July 6, 1995. On January 17, 1996, the Company consummated its first acquisition when the  shareholders  of Bureau of  Translation  Services,  Inc.,  a  Pennsylvania  corporation  (BTS), exchanged  their  shares  of BTS,  for  shares  of the  Company  so that BTS  became a wholly  owned subsidiary of the Company.  BTS had been engaged in providing  translation  services  since 1984. In
October  2001,  BTS ceased  operations.  Substantially  all of its assets have been  liquidated  and applied towards debt at BTS. See Note 14.

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

In February 1997,  the Company  obtained an exclusive  worldwide  license and rights to use and sell know-how,  apparatus,  and methods  pertaining to tools and systems  developments  based on a patent application by the Gedanken  Corporation  (Gedanken).  Gedanken has been granted three United States
Patents that describe  apparatus and methods for translating  words,  phrases,  and sentences from a
source  language  to  other  target  languages  using  advanced   telecommunications   and  computer
technologies.  The Company and the  principals  of Gedanken  are  currently  disputing  the parties'
respective  rights under a 1997  Licensing  Agreement.  In November 2001, the Company filed a demand with the American  Arbitration  Association  (AAA), and hearings were to commence in September 2002.
However,  Gedanken  breached the arbitration  clause  contained in the 1996 Licensing  Agreement and failed to pay its fees to AAA: therefore the hearings were suspended.  The Company has made a motion to the AAA to  terminate  the  proceedings  and intends to avail  itself of the legal and  equitable remedies in civil court.

Effective June 30, 1997, and as later amended,  TTGL acquired all the issued and outstanding  common stock of the  companies  that  comprise the Word House Group (Word House) in exchange for 185,000 of its common shares,  later adjusted to 147,900 common shares,  and 200,000  additional  common shares contingent on future earnings levels, of which 102,100 shares were issuable as of March 31, 2001. As more fully  described  in Note 12, the Company was involved in  litigation  with the former owner of
WordHouse and reached an agreement in December  2002. As was disclosed in the financial  reports for the year ended March 31, 2002,  and the quarter  ended June 30, 2002,  the Company took the position that the income from WordHouse must be consolidated  and reported for those periods,  as a result of the legal effect of the Company's attachment on the capital shares of WordHouse.  The Company ceased consolidating WordHouse effective July 1, 2002, as a result of the withdrawal of the arbitration and consequent removal of the attachment.

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
TTGL has received an  exclusive  worldwide  license for four  identified  applications  and for four additional  applications for a period of fifteen years. The Company and the principals of ESTeam are disputing  their  respective  rights under a 1999 Licensing and Development  Agreement.  The Company
intends to pursue its rights via litigation in the Superior Court of New Jersey. See Note 5.

As of May 1, 1999,  the Company  acquired  all the issued and  outstanding  shares of Planet  Access
Networks,  Inc.  (Planet) for 416,668 shares of its common stock and cash in the amount of $900,000.
In order to complete the transaction,  the Company issued warrants to purchase 100,000 shares of its common stock on December 15, 1999, and 236,000  shares of its common stock on March 8, 2000.  Planet was a digital  communications  solutions  provider.  Planet provided an integrated  service offering consisting of strategic  consulting,  design of information  architectures and  user-interfaces  and creation and  customization of software  necessary to implement  digital  communications  solutions.
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEARS

The Company's  reporting year ends March 31. For purposes of reporting,  fiscal year ended March 31,
2003 will also be referred to as the 2003 fiscal year; fiscal year ended March 31, 2002 will also be referred to as the 2002 fiscal year; and any reference to fiscal year ended March 31, 2001 will also be referred to as the 2001 fiscal year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of TTGL, BTS, Word House, and Planet. All
significant  inter-company  accounts  and  transactions  have  been  eliminated.   Accordingly,  the
consolidated  financial statements for the year ended March 31, 2003 and 2002 reflect the results of activities of all of these companies.

The Company has accounted for its  acquisition of the Word House Companies under the purchase method of  accounting,  wherein the purchase  price is allocated  to the assets and  liabilities  as of the acquisition date based on estimated  respective fair values.  The excess of purchase price over fair values of net assets  acquired  was being  amortized  over fifteen  years.  Due to the fact that the
Company ceased  consolidating Word House on July 1, 2002, as indicated in Note 1, the balance of the excess of purchase price over fair value of net assets acquired was written-off at that date.

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

RECEIVABLES

The Company believes that the carrying amount of receivables at March 31, 2003 and 2002 approximates the fair value at such date.

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

REVENUE RECOGNITION

In December 1999, the Securities and Exchange  Commission (SEC) issued Staff Accounting Bulletin No.
101 (SAB 101), "Revenue  Recognition," which provides guidance on the recognition,  presentation and disclosure  of revenue  in  financial  statements  filed with the SEC.  SAB 101  outlines  the basic criteria  that must be met to  recognize  revenue and provide  guidance for  disclosures  related to revenue recognition  policies.  Management believes that the Company's revenue recognition practices are in conformity with the guidelines of SAB 101.

Revenue was accounted for under the percentage of completion method of accounting, whereby sales and costs were recognized as work on contracts progresses.  Changes in estimates for revenue,  costs and profits were recognized in the period in which they were determinable.  Work in progress represented the excess of revenue  recognized  for  financial  reporting  purposes  over  amounts  contractually permitted to be billed to  customers.  Deferred  income  represented  excess of amounts  billed over revenue recognized for financial reporting purposes.  Invoices were rendered based upon terms of the contract.

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

STOCK BASED COMPENSATION

In October 1995, the Financial  Accounting  Standards Board issued Statement of Financial Accounting
Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation".  The Company accounts for stock based  compensation  granted to  non-employees  in  accordance  with SFAS No.  123.  The Company has determined that it will continue to account for employee  stock-based  compensation under Accounting
Principles Board No. 25 and elect the disclosure-only alternative under SFAS No. 123.

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

MARKETING AND ADVERTISING

Marketing  and  advertising  costs are expensed as incurred.  Such expenses  approximated  $ -0- and
$10,796 for the years ended March 31, 2003 and 2002, respectively.

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

The Statement of Financial Accounting Standards Board (SFAS) No. 142, "Goodwill and Other Intangible
Assets," was issued by the Financial  Accounting Standards Board (FASB) in July 2001. This Statement
addresses  how  intangible  assets that are  acquired  individually  or with a group of other assets should be accounted for in financial  statements  upon their  acquisition.  This statement  requires goodwill  amortization  to cease and for goodwill to be periodically  reviewed for  impairment,  for fiscal  years  beginning  after  October  31,  2001.  SFAS No. 142  supercedes  APB  Opinion No. 17,
"Intangible Assets." The adoption of this statement by the Company did not to have a material impact on its financial condition or results of operations.

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

Other  factors may affect the  Company's  future  operations,  including  the ability to attract and retain qualified  management,  to exploit current marketing efforts, to compete  successfully in the market, and to raise sufficient capital for future operations. See Note 3.

NOTE 3 - BASIS OF PRESENTATION - GOING CONCERN

The Company's  consolidated  financial statements have been prepared on the basis that it is a going concern,  which  contemplates  the realization of assets and the  satisfaction of liabilities in the normal course of business.  The Company  incurred net losses of $2,307,011  and  $2,833,179  for the years ended March 31, 2003 and 2002,  respectively,  currently has a working  capital  deficiency of about $2,100,000 and is in default of its bank debt that raise substantial doubt about the Company's ability to continue as a going concern.

Management  believes that the existing working capital deficiency is insufficient to fully implement its plans to exploit the Gedanken  System.  Additional  funding,  either from  outside  investors or partners  will be required in order for the Company to fully  realize the  potential of the Gedanken
System and services  based on the system.  The Company  believes that it will be able to finance its growth from the issuance of  securities  and has  continued  discussions  with a number of potential funding  sources.  However,  the Company  has not  received  any  commitments  with  respect to such financing and there can be no assurance that the Company will be able to finance its planned growth.
If the  Company is unable to secure  additional  financing,  it may be  required to slow its service offering based on the Gedanken  System or may be required to seek joint venture  partners or license technologies to others with better  resources or finally to cease its  operations.  All of the above are further subject to completion of the Gedanken litigation.

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

During fiscal year 2001, the Company expensed approximately $814,000 of property and equipment costs related to its investment in software license provided by an agreement with ESTeam AB. During fiscal
2003, the Company expensed the remaining  $250,000  (included in "Loss on write-down of property and equipment").  Net  realizable  value is based on the  estimated  minimum sales value of the software license.

During  fiscal year 2002,  the Company  established  a full  valuation  allowance  of  approximately
$1,427,000  related to capitalized  licensing costs in connection with its licensing  agreement with
Gedanken due to the uncertainty of the outcome of the pending litigation. See Note 12.

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

In  consideration  of  the  worldwide  license,  TTGL  agreed:  to pay  royalties  on  sales  of any application;  to pay EST a minimum of $50,000 per month  towards  EST's  operating  expenses for two years; and to provide certain  development  funding in addition to the $50,000  minimum.  During the years ended March 31, 2001 and 2000, payments in the amount of $357,532 and $706,436,  respectively, were  capitalized  by the Company.  See Note 4. In addition,  TTGL will grant stock  options to four employees of EST, aggregating 102,000 shares of its common stock at a price of $3.50 per share, when certain levels of sales are reached. Such options are subject to the provisions of TTGL's 1995 Stock
Option Plan and will vest with the grantees based upon the  achievement of revenues by TTGL from the development work of EST.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                                                           Average
                                                  March 31, 2003     March 31, 2002      Useful Life
                                                  --------------     --------------      -----------
                                                                                     (Years)

Equipment                                             $ 7,535        $    359,495            5
Software                                                    -             105,560            5
Equipment and software under license                        -             250,000            5
Leasehold improvements                                      -              34,286            5
                                                      -------         -----------
  Total                                                 7,535             749,341
  Less: accumulated depreciation and amortization      (4,907)           (420,321)
                                                      --------        -----------

Net property and equipment                           $  2,628         $   329,020
                                                     ========         ===========

For the years ended March 31, 2003 and 2002,  depreciation and amortization expenses were $1,510 and
$139,896, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from the Company's chief executive officer (CEO) is a loan of $100,000. This is an interest free loan in connection with his relocation. The loan was due and payable upon the sale of his New Jersey home or employment termination, whichever occurs earlier.

Due from the Company's  former chief  executive  officer (CEO) is a loan of $170,220 (which includes accrued interest at the rate of 6% per annum) that is collateralized by certain of such individual's shares of the Company's common stock.

Due from the chief  executive  officer (CEO) and vice president of Planet are loans of $150,000 each dated March 31, 2000 at an interest  rate of 6% per annum.  At March 31,  2001,  both of these loans have been fully  reserved as doubtful of  collection  and they were  written off during  fiscal year
2002.

The Company had retained a former  officer and son of the  Company's  CEO as outside  legal  counsel during fiscal 2003; fees were $184,000.

NOTE 8 - DEBT

On December 6, 2000, the Company,  excluding Word House (U.S. Companies),  received a line of credit in the amount of $1,200,000 from Progress Bank. Progress Bank has obtained a consent judgment by way of  Confession  for an amount in excess of $800,000 as provided  for under the loan  agreement.  The
Company denies further  liability  under this agreement and plans to contest the obligation if it is not properly  settled.  After payments of  approximately  $900,000 to Progress Bank, the Company has negotiated  and  preliminarily  agreed to the terms of a  complete  settlement  with  Progress  Bank regarding the loan in question.  The  agreement is yet to be signed.  The entire amount due at March
31, 2003 and 2002 is recorded as a current  liability in Notes Payable in the  accompanying  balance sheet.

In July 2002 the Company  entered into an  agreement  with Aesop  Financial  Group Inc.  (Aesop),  a privately-held investment banking firm, whereby the Company issued 5,000,000 of its common shares at par value.  In  consideration,  the Company  was to receive a total of  $300,000.00,  structured  as follows:  1) The Company issued a $150,000 6% convertible  debenture to Aesop.  The Company actually received only $62,500.00.  2) In addition,  the Company issued a 4% $150,000 note to Aesop Financial and received  free-trading  securities  which were to be sold in an orderly  manner;  however if the final proceeds from the sale of the securities were less than $150,000, the note due Aesop Financial was to be adjusted to reflect the actual net  proceeds,  less a 30%  penalty.  As of this date,  the securities have been  substantially  reduced in value, and the Company has not been able to sell any of those  securities  and derive any  proceeds.  The  Company and Aesop had been in  discussions  to renegotiate  terms of the  agreement,  including as an  alternative,  Aesop has  verbally  agreed to convert all of its debt to paid in capital.  It has been  reflected as paid-in  capital at March 31,
2003. Discussions are on going.

NOTE 9 - INCOME TAXES

The provision for taxes on earnings for the years ended March 31, consist of:

                                             2003                   2002
                                             ----                   ----
                  Current
                       Federal             $      -               $      -
                       State                    800                     800
                       Foreign                    -                  15,678
                                        -----------               ---------
                                                800                  16,478

                  Deferred
                       Federal                    -                       -
                       State                      -                       -
                       Foreign                    -                       -
                                      -------------               ---------
                                                  -                       -
                                      $           -               $  16,478
                                      =============               =========

The Company did not provide any current or deferred  United States  federal  income tax provision or benefit for the year ended March 31, 2003  because it has  experienced  net  operating  losses.  The
Company has provided a full valuation allowance on the deferred tax asset,  consisting  primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

The Company has US Federal and State  operating  loss carry forwards and deferred tax assets of over
$4,000,000 that expire over the ensuing period of twenty years.

NOTE 10 - PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock and has issued 250,000 shares of  convertible  preferred  stock at March 31, 2003 and 2002.  Holders of the  preferred  shares are entitled to receive cumulative cash dividends at the annual rate of 8% payable quarterly. The shares are  convertible  at any time during the five year period ending March 31, 2005, in whole or in part at a price of $4.00 per share.  The preferred  stock can be redeemed by the holder at face value, at the end of five years.

NOTE 11 - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

In October 1995, the Financial  Accounting  Standards Board issued Statement of Financial Accounting
Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company has determined that it will continue to account for employee stock-based  compensation under Accounting Principles Board
No. 25 and elect the  disclosure-only  alternative  under SFAS No. 123. The fair value of a share of nonvested stock is measured at the market price of a share on the grant date. The proforma effect to net income and earnings per share is reflected as follows:

                                                                           Year ended     Year ended
     FAS 123 "Accounting for stock based compensation                     Mar 31, 2003   Mar 31, 2002
                                                                          ------------   ------------
     Paragraph 47 (a)
1.   Beginning of year - outstanding
i.   number of options                                                       1,312,500     2,842,500
ii.  weighted average exercise price                                              2.57          3.88
2.   End of year - outstanding
              i.       number of options                                     1,782,500     1,312,500
ii.  weighted average exercise price                                              2.31          2.57
3.   End of year - exercisable
              i.       number of options                                     1,128,125     1,245,750
              ii.      weighted average exercise price                            3.59          2.59

4.   During the year - Granted
              i.       number of options                                       650,000             0
              ii.      weighted average exercise price                             .10             0
5.   During the year - Exercised
i.   number of options                                                               0             0
ii.  weighted average exercise price                                                 0             0
6.   During the year - Forfeited
i.   number of options                                                         180,000     1,530,000
ii.  weighted average exercise price                                              3.07          4.61
7.   During the year - Expired
i.   number of options                                                               0             0
ii.  weighted average exercise price                                                 0             0

     Paragraph 47 (b) Weighted-average grant-date fair value of options granted during the year:
1.   Equals market price                                                           N/A           N/A
2.   Exceeds market price                                                          N/A           N/A
3.   Less than market price                                                        N/A           N/A

     Paragraph 47(C)Equity instruments other than options                         none          none

     Paragraph 47(d) Description of the method and significant assumptions used during the year to estimate the fair value of options:
1.   Weighted average risk-free interest rate                                      N/A           N/A
2.   Weighted average expected life (in years)                                     N/A           N/A
3.   Weighted average expected volatility                                          N/A           N/A
4.   Weighted average expected dividends                                           N/A           N/A

          Paragraph 47(e) Total compensation cost recognized in income for
     stock-based employee compensation awards.                                       0             0

     Paragraph 47(f) The terms of significant modifications of                    none          none
     outstanding awards.
     Paragraph 48 - Options outstanding at the date of the latest statement of financial position presented:
1.   (a) Range of exercise prices                                          $1.50-$6.00   $1.50-$4.00

          (b) Weighted-average exercise price                                     3.07          2.57
2.    Weighted-average remaining contractual life (in years)                      6.31          5.80

                                                   Year ended            Year ended
                                                  Mar 31, 2003          Mar 31, 2002
                                                  ------------          ------------
Net Income after proforma effect                  $(2,307,011)         $(2,833,179)
Earnings per share after proforma effect          $       (.20)         $       (.48)

WARRANTS

Pursuant to its Initial Public Offering (IPO) in December 1996, the Company sold 1,840,000 warrants.
There were also  300,000  warrants  outstanding  to  shareholders  given in  consideration  of their give-back of common  shares to the Company in  connection  with the IPO.  Each warrant  entitled the registered shareholder to purchase one share of common stock at an exercise price of $6.20 per share for a period of three years beginning  December 1996. There is a current  registration  statement in effect covering the exercise of these warrants, which were extended.

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

As part of the Credit  Agreement  dated  December 6, 2000 with  Progress Bank as discussed in Note 8 above,  the Company issued 96,000  warrants at an exercise price of $1.38 that expire on December 6,
2008.

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

During the year ended  March  31,1998,  the Company  issued  20,000  warrants  valued at $40,000 for consulting  fees and also gave an option to a  consultant  for three years and an  additional  three years by mutual  consent  for 100,000  warrants  at the then market  price of $.80 per warrant and a price of $4.50 per common share.  The term of the warrant  overlays the option  period.  The Company valued the warrants at $225,000 and services were provided from April 1, 1998 to June 30, 1999;  the costs being amortized over the period of fifteen months during which the services were performed.

The Company extended the warrants until March 31, 2004 with an exercise price of $.40.

     Outstanding warrants consist of the following:

          Issued in connection with the Initial Public                 2,140,000
                                                                       ---------
          Offering

          Balance at March 31, 1997                                    2,140,000
                  Granted                                                 20,000
                  Exercised                                              (13,340)
                                                                       ----------
          Balance at March 31, 1998                                    2,146,660
                                                                       ---------

          Balance at March 31, 1999                                    2,146,660
                                                                       ---------
                  Granted
                  Exercised                                             (292,600)
                                                                       ----------

          Balance at March 31, 2000                                    1,854,060
                                                                       ---------
                  Granted                                                  6,250
                  Exercised                                              (33,500)
                                                                       ----------

          Balance at March 31, 2001                                    1,826,810
                  Granted                                                      0
                  Exercised                                                    0
                                                                       ---------
          Balance at March 31, 2002                                    1,826,810
                  Granted                                                      0
                  Exercised                                                    0
                                                                       ---------
          Balance at March 31, 2003                                    1,826,810
                                                                       =========

The above outstanding warrants do not include the warrants described above relating to the Company's underwriters'  options to acquire 260,000  warrants and for the option to acquire  100,000  warrants issued to the consultant.

NOTE 12-COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER MATTERS

     (1) As  previously  reported,  the former owner of  WordHouse,  Mr.  Eduoard  Prisse  (Prisse), persuaded a Dutch court to  preliminarily  "annul" the 1997 Exchange  Agreement and 2000  Settlement
Agreement,  (collectively  referred to as "agreements") which originally gave The Translation Group,
Ltd.  (the  Company)  ownership  of  WordHouse,  back in 1997.  (This  procedure  is  unique  to the
Netherlands,  and there are no  corresponding  or  similar  procedures  in the US).  This  annulment judgment was made subject to an award in  arbitration,  as provided  for in the  agreements  between
Prisse and the Company. Thus, in November 2001, the Company filed a Request for Arbitration with the
Netherlands  Arbitration  Institute (NAI), seeking to have the agreements enforced,  and to have the annulment  judgment  vacated for lack of  jurisdiction.  The Company also  "attached"  the shares of
WordHouse,  which  operated to prevent  Prisse from  selling or otherwise  disposing  of  WordHouse, pending the outcome of arbitration  with the NAI. Since 1997, the Company has loaned to WordHouse in excess of $800,000,  including  interest.  This loan had been fully documented in each of the annual audits  conducted  in the US and in the  Netherlands.  As a result of the loan,  the  Company  was a creditor of WordHouse.  In August 2002, the Company  initiated a "creditor action" for return of the loan. Accordingly,  the Company secured a money "attachment" on a bank account of WordHouse. At that point, the Company became the plaintiff in a creditor action against  WordHouse,  as well as a party to the  arbitration  with  Prisse.  On  September  26,  2002,  the Company  withdrew the Request for
Arbitration with the NAI. Under the advice of Dutch counsel,  the Company  concluded that resolution could be reached much quicker and less expensively in a creditor action,  as the NAI hearing was not expected to occur for at least several months. Also, the Company's main focus, the legal proceedings surrounding  the Gedanken  system,  would be better  served if the  WordHouse  matter were  resolved quickly.  In December 2002,  the Company and Prisse  reached an agreement in principle,  whereby the
Company  would  dismiss all claims and  relinquish  all control of  WordHouse in exchange for a cash settlement.  That cash  settlement,  when  final,  offset a portion of the  WordHouse  loan that was outstanding and due to the Company.

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

NOTE 13 - SEGMENT OPERATIONS

The following  summarizes  information about the Company's business segments.  The two subsidiaries,
Bureau  of  Translation  Services,  Inc.  and  WordHouse  had  sales  in   translation/localization.
Translation/localization  was in Japanese, Chinese, and other languages of the Asian rim, as well as
European languages and Canadian French. The sales of Bureau of Translation Services, Inc. originated in the United States to domestic and foreign customers.  The sales of WordHouse originated in Europe and were almost entirely in Dutch, French and other European languages. The third subsidiary, Planet
Access Networks, Inc. had sales in internet and web-site development.

As indicated in Note 12, the Company  ceased  consolidating  WordHouse  effective July 1, 2002, as a result of the withdrawal of the arbitration  and consequent  removal of the attachment on the shares of  WordHouse.  During  Fiscal  2002,  the Company  closed two of its  subsidiaries,  Planet  Access
Networks,  Inc. and Bureau of Translation Services,  Inc.  Substantially all assets of both of these subsidiaries  had been liquidated  during the year and the proceeds were applied towards debt. These represent the disposal of three business  segments under  Accounting  Principles Board (APB) Opinion
No. 30. Accordingly,  results of these operations have been classified as discontinued and the prior year has been restated. "Loss from continuing operations" includes only the operations of the parent company. See Note 14.

NOTE 14- DISCONTINUED OPERATIONS

As indicated in Note 12, the Company  ceased  consolidating  WordHouse  effective July 1, 2002, as a result of the withdrawal of the arbitration  and consequent  removal of the attachment on the shares of  WordHouse.  During  Fiscal  2002,  the Company  closed two of its  subsidiaries,  Planet  Access
Networks,  Inc.  and  Bureau  of  Translation  Services,  Inc.  Substantially  all  assets  of  both subsidiaries  had been liquidated  during the year and the proceeds were applied towards debt. These represent the disposal of three business  segments under  Accounting  Principles Board (APB) Opinion
No. 30. Accordingly,  results of these operations have been classified as discontinued and the prior year has been restated.

The operating results of the discontinued operations are as follows:

                                                                   Year ended           Year ended
                                                                 March 31, 2003       March 31, 2002
                                                                 --------------       --------------
  WordHouse Companies
      Revenue                                                       $  746,433         $1,978,055

      Income (loss) from operations of discontinued segment         $   76,630         $ (290,382)
      Gain on disposal of discontinued segment                             -0-            252,852
      Income tax provision                                              23,232             15,678
                                                                  ------------       ------------
           Net income (loss) from discontinued segment                  53,398            (53,208)
                                                                  ------------       -------------

  Planet Access Networks, Inc.:
      Revenue                                                                          $   570,704
      Loss from operations of discontinued segment                                     $  (254,739)
      Loss on disposal of discontinued segment                                            (106,127)

      Income tax provision (recovery)                                                          -0-
                                                                  ------------         -----------
           Net income (loss) from discontinued segment                     -0-           (360,866)
                                                                  ------------         -----------

  Bureau of Translation Services, Inc.:
      Revenue                                                                          $  772,250

      Income from operations of discontinued segment                                   $  157,675
      Loss on disposal of discontinued segment                                            (91,103)
      Income tax provision (recovery)                                                     (15,970)
                                                                  ------------         -----------
           Net income from discontinued segment                            -0-             82,542
                                                                  ------------         -----------

           Net income (loss) from discontinued operations         $     53,398        $  (331,532)
                                                                  ============        ============

