Form 10KSB/A
period 2003-03-31
TRANSLATION GROUP LTD
filed 2003-07-08
CIK 1019356

====================================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                            FORM 10-KSB/A

                                           AMMENDMENT #1

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

                                                              Dated:  July 7, 2003

In accordance  with the  Securities  Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                                 Date

/s/ Randy G. Morris                         President and CEO                     July 7, 2003
----------------------------------
RANDY G. MORRIS Director

/s/ Charles D. Cascio
----------------------------------
CHARLES D. CASCIO                           Director                              July 7, 2003

/s/ Gary M. Schlosser
-----------------------------------
GARY M. SCHLOSSER                           Director                              July 7, 2003

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
                                                                  ============        ============

I, Randy G. Morris,  certify that:

1. I have reviewed this annual report on Form 10-KSB of The Translation Group, Ltd.

2. Based on my  knowledge,  this annual  report does not contain any untrue  statement of a material fact or omit to state a  material  fact  necessary  to make  the  statements  made,  in light of the circumstances  under which such  statements  were made,  not  misleading  with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual  report,  fairly  present  in all  material  respects  the  financial  condition,  results of operations  and cash flows of the  registrant  as of, and for, the periods  presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure  controls  and  procedures  (as defined in Exchange  Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material  information relating to the registrant,  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)  presented  in this annual  report our  conclusions  about the  effectiveness  of the  disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The  registrant's  other  certifying  officers  and I have  disclosed,  based on our most  recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors
(or persons performing the equivalent functions):

a) all  significant  deficiencies  in the design or  operation  of  internal  controls  which  could adversely affect the registrant's  ability to record,  process,  summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud,  whether or not  material,  that  involves  management  or other  employees who have a significant role in the registrant's internal controls; and

6. The  registrant's  other  certifying  officers and I have indicated in this annual report whether there were  significant  changes in internal  controls or in other factors that could  significantly affect  internal  controls  subsequent  to the date of our most  recent  evaluation,  including  any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 7, 2003

                                                                             /s/ Randy G. Morris
                                                                             -----------------------
                                                                             Randy G. Morris, CEO