Form 10QSB
period 2003-06-30
TRANSLATION GROUP LTD
filed 2003-08-14
CIK 1019356

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
         the Period Ended June 30, 2003.

  [ ]    Transition  Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934
         For the Transition Period From to

                                  Commission file number 000-21725
                                  --------------------------------

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

Indicate by check mark whether the  registrant  has filed all documents  and reports  required to be filed by  Sections  12,  13,  or 15(d) of the  Securities  Exchange  Act of 1934  subsequent  to the distribution  of securities  under a plan  confirmed by the court.  YES __ NO __ APPLICABLE  ONLY TO
CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, .001 Par Value-Issued 13,683,624 shares as of August 14, 2003.

====================================================================================================

                                                INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed consolidated balance sheet - June 30, 2003 (Unaudited)

         Condensed consolidated statements of operations - Three months ended June 30, 2003 and 2002
         (Unaudited)

         Condensed consolidated statements of cash flows - Three months ended June 30, 2003 and 2002
         (Unaudited)

         Notes to condensed consolidated financial statements - June 30, 2003 (Unaudited)

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

  Item 3.   Defaults upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports of Form 8-K

Signatures

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                     Consolidated Balance Sheet
                                            June 30, 2003

ASSETS
Current assets:
  Cash and cash equivalents                                                       $ 13,596
  Other current assets                                                              47,375
                                                                                ----------

Total current assets                                                                60,971

Property and equipment, net of accumulated depreciation and
 amortization of $5,282                                                              2,253

Licensing costs, net of valuation allowance of $1,426,543                                -

Loans and receivables from officers                                               267,941
                                                                                  -------

TOTAL ASSETS                                                                    $ 331,165
                                                                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $ 826,342
  Notes payable                                                                    371,841
  Accrued liabilities                                                              902,232
  Preferred dividends payable                                                      200,000
                                                                                 ---------

Total current liabilities                                                       2,300,415
                                                                                ---------

TOTAL LIABILITIES                                                                2,300,415

Commitments and contingencies                                                            -

Preferred stock redeemable at the option of purchasers, $.001 par value,
  1,000,000 authorized, 250,000 shares issued and outstanding                      959,747

Stockholders' equity:
  Common stock, $.001 par value, 15,000,000 shares authorized,
   13,683,624 shares issued and 13,675,624 shares outstanding                       13,684
  Additional paid-in capital                                                    14,670,702
  Retained earnings (deficit)                                                  (17,545,351)
  Common stock in treasury, 8,000 shares                                           (68,032)
                                                                                -----------

Total stockholders' equity                                                      (2,928,997)
                                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  331,165
                                                                                ==========

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Operations
                          For the three months ended June 30, 2003 and 2002

                                                                                  June 30,       June 30,
                                                                                   2003           2002
                                                                                   ----           ----

 Revenue                                                                        $       -      $       -
 Cost of revenue                                                                        -              -
                                                                                ---------      ---------

 Gross profit                                                                           -              -

 Cost and expenses:
   Corporate administration                                                        93,890        164,369
   Amortization of excess of purchase price over
    fair value of net assets acquired                                                   -         17,742
                                                                                ---------      ---------
 Total                                                                             93,890        182,111
                                                                                ---------      ---------

 Loss before other income (expense)                                               (93,890)      (182,111)

 Other income (expense):
   Interest income                                                                     75            326
                                                                                ---------      ---------

 Loss from continuing operations before provision for income taxes                (93,815)      (181,785)

 Provision for income taxes                                                             -              -
                                                                                ---------      ---------

 Loss from continuing operations                                                  (93,815)      (181,785)

 Discontinued operations
   Income (loss) from operations of discontinued segments (less applicable
    income taxes of $23,232)                                                            -         53,398
   Income (loss) on disposal of discontinued segments                                   -              -
                                                                                ---------      ---------
                                                                                        -         53,398
                                                                                ---------      ---------

 Net loss                                                                       $ (93,815)     $(128,387)
                                                                                ==========     ==========

 Net loss per common share outstanding (basic and diluted)                        $ (0.01)       $ (0.02)
                                                                                 =========       ========

 Weighted average shares outstanding                                           13,675,624      5,793,802
                                                                               ==========      =========

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Cash Flow
                          For the three months ended June 30, 2003 and 2002

                                                                                                 June 30,       June 30,
                                                                                                  2003           2002
                                                                                                  ----           ----

Cash  flows provided by (used in) operating activities:
  Net loss                                                                                     $ (93,815)    $ (128,387)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                   375         15,898
     Amortization of excess purchase price over fair value of net assets acquired                      -         17,742
     Changes in operating assets and liabilities:
        Accounts receivable                                                                            -        (64,937)
        Work in process                                                                                -         76,142
        Other current assets                                                                        (808)        37,356
        Accounts payable                                                                             999            299
        Accrued liabilities and deferred income                                                   28,017         57,302
                                                                                              ----------     ----------

Net cash provided by (used in) operating activities                                              (65,232)        11,415

Cash flows provided by (used in) investing activities:
  Loans and payables to officers                                                                       -         22,000
  Loans and receivables from officers                                                                  -         (3,500)
                                                                                              ----------     ----------

Net cash provided by (used for) investing activities                                                   -         18,500

Net change in cash and cash equivalents                                                          (65,232)        29,915

Cash and cash equivalents, beginning of period                                                    78,828         10,595
                                                                                              ----------     ----------

Cash and cash equivalents, end of period                                                       $  13,596       $ 40,510
                                                                                              ==========     ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                                  $       -      $   6,368
                                                                                              ==========     ==========
     Income taxes                                                                              $       -      $  23,232
                                                                                              ==========     ==========

Supplemental information, Cash and cash equivalents:
  Beginning of period (June 30, 2002):
  Cash and cash equivalents, beginning of period has been adjusted from $90,409 to
    $10,595 to remove the beginning cash related to the abandoned subsidiary.

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                        Notes to Condensed Consolidated Financial Statements
                                      June 30, 2003 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The Company's  consolidated  financial statements have been prepared on the basis that it is a going concern,  which  contemplates  the realization of assets and the  satisfaction of liabilities in the normal  course of  business.  The Company  incurred a net loss of $93,815 for the three months ended
June 30, 2003 and a net loss of $2,307,011 for the year ended March 31, 2003. Currently, the Company has a working capital  deficiency of approximately  $2,200,000 and is  renegotiating  its bank debt, which it contests. These issues raise substantial doubt about the Company's ability to continue as a going concern. The Company currently has no operations and therefore has generated no revenue.

During the second quarter of the year ended March 31, 2002,  the Company  commenced a close down and sale  procedure at Planet  Access  Networks due to a severe lack of new sales  endemic to the larger web-site  design-consulting  industry and management problems.  Additionally,  a close down and sale procedure at Bureau of Translation  Services,  Inc. commenced in the third quarter of the year ended
March 31, 2002.

The Company and the principals of Gedanken (now Applied Knowledge Systems International, "AKSI") are
currently  disputing the parties'  respective rights under a 1996 Licensing  Agreement.  In November
2001, the Company filed a demand with the American Arbitration  Association (AAA), and hearings were to commence in September 2002.  However,  Gedanken breached the arbitration  clause contained in the
1996  Licensing  Agreement  by  failing  to pay  its  fees  to  AAA:  therefore  the  hearings  were
suspended.The  AAA hearings are now being "held in abeyance",  pending  receipt of AKSI's portion of the  arbitration  fees. The Company  intends to avail itself of the legal and equitable  remedies in civil court.  In the event the Company  prevails,  management  believes  that the existing  negative working  capital is  insufficient  to fully  implement  its plans to exploit  the  Gedanken  System.
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

                                     THE TRANSLATION GROUP, LTD.
                                          AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 2003 (UNAUDITED)

These condensed  consolidated  financial  statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly,  they do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles  for complete financial statements.  In the opinion of management,  all adjustments (consisting of normal recurring  accruals)  considered  necessary for a fair  presentation  have been included.  Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted  accounting  principles  have been omitted in accordance  with rules and regulations of the
Securities  and Exchange  Commission.  The  financial  statements  in this report  should be read in conjunction  with the  financial  statements  and notes  thereto  included in the Form 10-KSB of The
Translation Group, Ltd. (the "Company") for the year ended March 31, 2003.

NOTE B - EARNINGS PER SHARE

For the purpose of computing earnings per share,  average shares outstanding during the three months ended June 30, 2003 and 2002 was  13,675,624  and  5,793,802  respectively.  In addition,  there are outstanding  common  stock  options  of  approximately  1,782,500  shares  at an  average  price  of approximately  $2.31 per share and approximately  1,830,000 warrants to purchase common stock of the
Company at an average price of approximately  $.40 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

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
                        Notes to Condensed Consolidated Financial Statements
                                      June 30, 2003 (Unaudited)

NAI. Under the advice of Dutch counsel,  the Company concluded that resolution could be reached much quicker and less expensively in a creditor action,  as the NAI hearing was not expected to occur for at least several  months.  Also, the Company's main focus,  the legal  proceedings  surrounding  the
Gedanken system,  would be better served if the WordHouse matter were resolved quickly.  In December
2002,  the Company and Prisse  reached an agreement in principle,  whereby the Company would dismiss all claims and  relinquish  all control of WordHouse in exchange  for a cash  settlement.  That cash settlement has offset a portion of the WordHouse loan that was outstanding and due to the Company.

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

    (2) The Company and Gedanken  (also  referred to as AKSI  throughout  this report) are currently disputing the parties'  respective  rights under a 1996 Licensing  Agreement.  In November 2001, the
Company  filed a demand with the American  Arbitration  Association  ("AAA"),  and hearings  were to commence in September 2002. However,  Gedanken breached the arbitration clause contained in the 1996
Licensing  Agreement by failing to pay its fees to AAA:  therefore the hearings were suspended.  The
AAA hearings are now being "held in abeyance",  pending receipt of AKSI's portion of the arbitration fees. The Company intends to avail itself of the legal and equitable remedies in civil court.

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
                                      June 30, 2003 (Unaudited)

NOTE D - DEBT

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the material contained in Management's Discussion and Analysis of
Financial Condition and Results of Operations is forward-looking. For the purpose of the safe harbor provisions for forward-looking  statements of the Private Securities  Litigation Reform Act of 1995,
readers are urged to review the Company's  Annual Report on Form 10-KSB for the year ended March 31,
2003 for a list of certain important factors that may cause actual results to materially differ from those described below.

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

The  Company  continues  to focus its  efforts  on  deploying  the  Gedanken  technology  to improve efficiencies and open new markets. Of course the Company's ability to utilize the Gedanken System is dependent on some measure of success in  litigation.  As disclosed in the Company's  Form 10-KSB for the year  ending  March  31,  2003,  the  Company  and a  principal  of  Applied  Knowledge  Systems
International  (AKSI),  owner of the  Gedanken  technology,  are  currently  disputing  the parties'
respective rights under a 1996 Licensing  Agreement.  As such, the Company has been unable to pursue its plans to deploy  Gedanken for  commercial  purposes.  On November 19, 2001,  the Company filed a claim against AKSI with the American Arbitration Association,  as provided for in the 1996 Licensing
Agreement.  Hearings were to commence in September 2002. However,  Gedanken breached the arbitration clause  contained in the 1996 Licensing  Agreement by failing to pay its fees to AAA:  therefore the hearings  were  suspended.  The AAA hearings are now being "held in  abeyance",  pending  receipt of
AKSI's  portion of the  arbitration  fees.  The  Company  intends  to avail  itself of the legal and equitable remedies in civil court

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
Accordingly, the Company secured a money "attachment" on a bank account of WordHouse. At that point, the  Company  became  the  plaintiff  in a  creditor  action  against  WH, as well as a party to the arbitration  with Prisse.  On September 26, 2002, the Company  withdrew the Request for  Arbitration with the NAI. Under the advice of Dutch counsel,  we concluded that resolution could be reached much quicker and less expensively in a creditor action,  as the NAI hearing was not expected to occur for at least several  months.  Also,  the Company  believed that its main focus,  the legal  proceedings surrounding  the Gedanken  system,  would be better  served if the  WordHouse  matter were  resolved quickly.  In December 2002,  the Company and Prisse  reached an agreement in principle,  whereby the
Company  would  dismiss all claims and  relinquish  all control of  WordHouse in exchange for a cash settlement.  That cash settlement has offset a portion of the WordHouse loan that is outstanding and due to the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003 the Company had a cash balance of $13,596 compared to $78,828 on March 31, 2003.
Also,  as of June 30, 2003 the Company had  negative  working  capital of  approximately  $2,200,000 compared to negative  working  capital of  approximately  $2,100,000  on March 31,  2003.  These are largely  attributable  to  operations  at Planet  Access  Networks,  Inc. and Bureau of  Translation
Services,  Inc., and the subsequent shut down of both  subsidiaries  during the year ended March 31,
2002, as outlined in the Company's Form 10-KSB dated March 31, 2003.

Management  believes that the existing cash balance is  insufficient to fully implement its plans to exploit the  Gedanken  System in the event that the Company  prevails in  litigation.  Additionally, funding,  either from outside investors,  partners, or customers,  will be required in order for the
Company to fully realize the potential of the Gedanken System and services based on the system.  The
Company  believes that it will be able to finance its growth from the issuance of securities and has had continued  discussions with a number of potential  funding  sources.  The Company has received a commitment from Aesop Financial,  as further  described in Note D, and has thus far received $62,500 pursuant to the commitment. If the Company is unable to secure adequate financing it may be required to slow its service  offering based on the Gedanken  System or may be required to seek joint venture partners or license technologies to others with better resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  Company's  exposure  to market risk  relates  primarily  to changes in  interest  rates and the resulting  impact on its  invested  cash.  The  Company  has not and does not plan to enter into any derivative  financial  instruments  for hedging or  speculative  purposes.  As of June 30, 2003, the
Company had no other significant material exposure to market risk.

Part II - Other Information

     Item I. Legal Proceedings -

         (1) As previously  reported,  the former owner of WordHouse,  Mr. Eduoard Prisse  (Prisse), persuaded  a Dutch court to  preliminarily  "annul" the 1997  Exchange  Agreement  and 2000
         Settlement Agreement,  (collectively referred to as "agreements") which originally gave The
         Translation Group, Ltd. (the Company) ownership of WordHouse, back in 1997. (This procedure is unique to the Netherlands,  and there are no corresponding or similar  procedures in the
         US). This annulment  judgment was made subject to an award in arbitration,  as provided for in the agreements between Prisse and the Company. Thus, in November 2001, the Company filed a Request for Arbitration with the Netherlands Arbitration Institute (NAI), seeking to have the  agreements  enforced,  and  to  have  the  annulment  judgment  vacated  for  lack  of jurisdiction.  The Company  also  "attached"  the shares of  WordHouse,  which  operated to prevent  Prisse from selling or otherwise  disposing of  WordHouse,  pending the outcome of arbitration  with the NAI.  Since 1997,  the Company has loaned to  WordHouse  in excess of
         $800,000,  including  interest.  This loan had been fully  documented in each of the annual audits conducted in the US and in the Netherlands. As a result of the loan, the Company was a creditor of  WordHouse.  In August 2002,  the Company  initiated a "creditor  action" for return of the loan. Accordingly, the Company secured a money "attachment" on a bank account of WordHouse.  At that point, the Company became the plaintiff in a creditor action against
         WordHouse,  as well as a party to the arbitration  with Prisse.  On September 26, 2002, the
         Company  withdrew  the  Request  for  Arbitration  with the NAI.  Under the advice of Dutch counsel,  the Company  concluded  that  resolution  could be reached  much quicker and less expensively in a creditor action, as the NAI hearing was not expected to occur for at least several  months.  Also, the Company's main focus,  the legal  proceedings  surrounding  the
         Gedanken system,  would be better served if the WordHouse matter were resolved quickly.  In
         December  2002,  the Company and Prisse  reached an  agreement  in  principle,  whereby the
         Company would dismiss all claims and  relinquish all control of WordHouse in exchange for a cash  settlement.  That cash settlement has offset a portion of the WordHouse loan that was outstanding and due to the Company.

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

         (2) The  Company  and  Gedanken  (also  referred  to as AKSI  throughout  this  report) are currently  disputing the parties'  respective rights under a 1996 Licensing  Agreement.  In
         November  2001,  the  Company  filed a demand  with the  American  Arbitration  Association
         ("AAA"),  and hearings were to commence in September 2002.  However,  Gedanken breached the arbitration clause contained in the 1996 Licensing  Agreement by failing to pay its fees to
         AAA:  therefore  the  hearings  were  suspended.The  AAA  hearings  are now being  "held in abeyance",  pending receipt of AKSI's portion of the arbitration  fees. The Company intends to avail itself of the legal and equitable remedies in civil court.

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
         30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003.

     Item 4. Submission Of Matters To A Vote Of Security Holders - none

     Item 5. Other Information - none

     Item 6. Exhibits And Reports Of Form 8-K -

(a)      May 28, 2002 Form 8-K /A  "Changes in Registrant's Certifying Accountant".

I, Randy G. Morris,  certify that:

1. I have reviewed this quarter report on Form 10-QSB of The Translation Group, Ltd.

2. Based on my  knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a  material  fact  necessary  to make  the  statements  made,  in light of the circumstances  under which such  statements  were made,  not  misleading  with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly  present in all  material  respects  the  financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure  controls  and  procedures  (as defined in Exchange  Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material  information relating to the registrant,  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented  in this quarterly report our  conclusions about the effectiveness  of the  disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying  officers and I have indicated in this quarterly report whether there were  significant  changes in internal  controls or in other factors that could  significantly affect  internal  controls  subsequent  to the date of our most  recent  evaluation,  including  any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003

                                                                             /s/ Randy G. Morris
                                                                             -----------------------
                                                                             Randy G. Morris, CEO

                                             SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    The Translation Group, Ltd.

Dated August 14, 2003                                                /s/ Randy G. Morris
                                                                    --------------------------------
                                                                    Randy G. Morris
                                                                    President & CEO, Acting
                                                                    Chief Financial Officer