Form 10QSB
period 2003-09-30
TRANSLATION GROUP LTD
filed 2003-11-19
CIK 1019356

====================================================================================================

                                            United States
                                 Securities and Exchange Commission
                                       Washington, D.C. 20549

                                             FORM 10-QSB
                                             (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934 For the
    Period Ended September 30, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
    Transition Period From ______________ to ___________.

Commission file number  000-21725
                       ------------

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

Common Stock, .001 Par Value-Issued 13,683,624 shares as of November 14, 2003.

====================================================================================================

                                                       Index

Part I.  Financial Information

  Item 1.   Financial Statements

            Condensed consolidated balance sheet - September 30, 2003 (Unaudited)

            Condensed consolidated statements of operations - Six months ended September 30, 2003 and 2002
            (Unaudited)

            Condensed consolidated statements of cash flows - Six months ended September 30, 2003 and 2002
            (Unaudited)

            Notes to condensed consolidated financial statements - September 30, 2003 (Unaudited)

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

  Item 3.   Defaults upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports of Form 8-K

Signatures

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                     Consolidated Balance Sheet
                                         September 30, 2003

ASSETS
Current assets:
  Cash and cash equivalents                                                             $  1,001
  Other current assets                                                                    14,313
                                                                                   -------------

Total current assets                                                                      15,314

Property and equipment, net of accumulated depreciation and
 amortization of $5,282                                                                    1,878

Licensing costs, net of valuation allowance of $1,426,543                                      -

Loans and receivables from officers                                                      265,641
                                                                                   -------------

TOTAL ASSETS                                                                        $    282,833
                                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $   832,711
  Notes payable                                                                          371,841
  Accrued liabilities                                                                    924,615
  Preferred dividends payable                                                            220,000
                                                                                   -------------

Total current liabilities                                                              2,349,167
                                                                                   -------------

TOTAL LIABILITIES                                                                      2,349,167

Commitments and contingencies                                                                  -

Preferred stock redeemable at the option of purchasers, $.001 par value,
  1,000,000 authorized, 250,000 shares issued and outstanding                            959,747

Stockholders' equity:
  Common stock, $.001 par value, 15,000,000 shares authorized,
   13,683,624 shares issued and 13,675,624 shares outstanding                             13,684
  Additional paid-in capital                                                          14,670,702
  Retained earnings (deficit)                                                        (17,642,435)
  Common stock in treasury, 8,000 shares                                                 (68,032)
                                                                                   -------------

Total stockholders' equity                                                            (3,026,081)
                                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $    282,833
                                                                                   =============

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Operations
                       For the three months ended September 30, 2003 and 2002
                        and the six months ended September 30, 2003 and 2002

                                                                     3 Months         3 Months         6 Months         6 Months
                                                                   September 30,    September 30,    September 30,    September 30,
                                                                       2003             2002             2003             2002
                                                                       ----             ----             ----             ----

 Revenue                                                                    $ -              $ -              $ -              $ -
 Cost of revenue                                                              -                -                -                -
                                                                   ------------     ------------     ------------     ------------

 Gross profit                                                                 -                -                -                -

 Cost and expenses:
   Corporate administration                                              77,935          183,753          171,826          348,123
   Loss on impairment of investment of subsidiary                             -          959,775                -          959,775
   Allowance for loan to WordHouse                                            -          438,510                -          438,510
   Amortization of excess of purchase price over
    fair value of net assets acquired                                         -           17,743                -           35,485
                                                                   ------------     ------------     ------------     ------------
 Total                                                                   77,935        1,599,781          171,826        1,781,893
                                                                   ------------     ------------     ------------     ------------
 Loss before other income (expense)                                     (77,935)      (1,599,781)        (171,826)      (1,781,893)
                                                                   ------------     ------------     ------------     ------------

 Other income (expense):
   Interest income                                                            9           12,107               85           21604
   Other income                                                           2,692                             2,692
                                                                   ------------     ------------     ------------     ------------

                                                                          2,701           12,107            2,777           21,604
                                                                   ------------     ------------     ------------     ------------

 Loss from continuing operations before provision for income taxes      (75,234)      (1,587,674)        (169,049)      (1,760,289)

 Provision for income taxes                                               1,850              800            1,850              800
                                                                   ------------     ------------     ------------     ------------

 Loss from continuing operations                                        (77,084)      (1,588,474)        (170,899)      (1,761,089)

 Discontinued operations
   Income (loss) from operations of discontinued segments (less
    applicable income taxes of $23,232)                                       -                -                -           44,228
   Income (loss) on disposal of discontinued segments                         -                -                -                -
                                                                   ------------     ------------     ------------     ------------
                                                                              -                -                -           44,228
                                                                   ------------     ------------     ------------     ------------

 Net loss                                                             $ (77,084)    $ (1,588,474)      $ (170,899)    $ (1,716,861)
                                                                   =============    =============    =============    =============

 Net loss per common share outstanding (basic and diluted)              $ (0.01)         $ (0.11)         $ (0.01)         $ (0.17)
                                                                   =============    =============    =============    =============

 Weighted average shares outstanding                                 13,675,624       13,872,403       13,675,624        9,855,175
                                                                   =============    =============    =============    =============

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Cash Flow
                        For the six months ended September 30, 2003 and 2002

                                                                                            September 30,         September 30,
                                                                                                2003                   2002
                                                                                                ----                   ----

Cash  flows provided by (used in) operating activities:
  Net loss                                                                                   $ (170,899)          $ (1,716,861)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                  750                  1,060
     Amortization of excess purchase price over fair value of net assets acquired                                       35,485
     Allowance for loan to WordHouse                                                                                   438,510
     Loss on abandonment of subsidiary                                                                                 915,548
     Non cash compensation                                                                                               3,056
     Changes in operating assets and liabilities:
        Accounts receivable                                                                                              6,508
        Other current assets                                                                     32,254                (52,106)
        Accounts payable                                                                          7,368                 43,901
        Accrued liabilities and deferred income                                                  50,400                217,370
                                                                                            -----------            -----------

Net cash provided by (used in) operating activities                                             (80,127)              (107,529)

Cash flows provided by (used in) investing activities:
  Loans and payables to officers                                                                                        37,000
  Loans and receivables from officers                                                             2,300                 (4,251)
                                                                                            -----------            -----------

Net cash provided by (used for) investing activities                                              2,300                 32,749

Cash flows provided by (used in) financing activities:
  Private placement issue                                                                                                5,000
  Proceeds from issuance of notes payable                                                             -                 62,500
                                                                                            -----------            -----------

Net cash provided by (used for) financing activities                                                  -                 67,500

Net change in cash and cash equivalents                                                         (77,827)                (7,280)

Cash and cash equivalents, beginning of period                                                   78,828                 10,595
                                                                                            -----------            -----------

Cash and cash equivalents, end of period                                                    $     1,001                $ 3,315
                                                                                            ===========            ===========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                                               $         -            $     6,368
                                                                                            ===========            ===========
     Income taxes                                                                           $     1,850            $    23,232
                                                                                            ===========            ===========

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
                        Notes to Condensed Consolidated Financial Statements
                                   September 30, 2003 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The Company's  consolidated  financial statements have been prepared on the basis that it is a going concern,  which  contemplates  the realization of assets and the  satisfaction of liabilities in the normal  course of  business.  The Company  incurred a net loss of $170,899  for the six months ended
September 30, 2003 and a net loss of $2,307,011  for the year ended March 31, 2003.  Currently,  the
Company has a working capital  deficiency of approximately  $2,300,000 and is renegotiating its bank debt,  which it contests.  These  issues  raise  substantial  doubt about the  Company's  ability to continue as a going concern.  The Company currently has no operations and therefore has generated no revenue.

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

The Company and the principals of Gedanken (now Applied Knowledge Systems International, "AKSI") are
currently  disputing the parties'  respective rights under a 1996 Licensing  Agreement.  In November
2001, the Company filed a demand with the American Arbitration  Association (AAA), and hearings were to commence in September 2002.  However,  Gedanken breached the arbitration  clause contained in the
1996 Licensing  Agreement and failed to pay its fees to AAA,  therefore the hearings were suspended.
The Company has made a motion to the AAA to terminate the  proceedings  and has filed a Complaint in
Federal Court.  The Complaint which was filed in Camden,  New Jersey,  alleges Patent  Infringement,
Breach of Contract, Unjust Enrichment, Misrepresentation, and Breach of Fiduciary Duties, as well as various  claims  against  Gedanken  attorneys.  In the event that the Company  prevails,  management believes that the existing  negative working capital is insufficient to fully implement its plans to exploit the Gedanken  System.  Additional  funding,  either from  outside  investors,  partners,  or customers,  will be required in order for the Company to fully realize the potential of the Gedanken
System and services based on the system.

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
                        Notes to Condensed Consolidated Financial Statements
                                   September 30, 2003 (Unaudited)

These condensed  consolidated  financial  statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly,  they do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles  for complete financial statements.  In the opinion of management,  all adjustments (consisting of normal recurring  accruals)  considered  necessary for a fair  presentation  have been included.  Operating results for the  six-month  period ended  September 30, 2003 are not  necessarily  indicative of the results that may be expected for the year ended March 31, 2004.

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

NOTE B - EARNINGS PER SHARE

For the purpose of computing earnings per share,  average shares outstanding during the three months ended  September 30, 2003 and 2002 was  13,675,624 and  13,872,403  respectively  and during the six months ended  September 30, 2003 and 2002 was 13,675,624 and 9,855,175,  respectively.  In addition, there are outstanding common stock options of approximately  1,782,500 shares at an average price of approximately  $2.31 per share and approximately  1,830,000 warrants to purchase common stock of the
Company at an average price of approximately  $.40 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

NOTE C - COMMITMENTS AND CONTINGENCIES

(1) As previously reported, the former owner of WordHouse, Mr. Eduoard Prisse (Prisse),  persuaded a
Dutch court to  preliminarily  "annul" the 1997 Exchange  Agreement and 2000  Settlement  Agreement,
(collectively  referred to as "agreements")  which originally gave The Translation  Group, Ltd. (the
Company)  ownership of WordHouse,  back in 1997. (This procedure is unique to the  Netherlands,  and there are no  corresponding  or similar  procedures  in the US).  This  annulment  judgment was made subject  to an award in  arbitration,  as  provided  for in the  agreements  between  Prisse and the
Company.  Thus, in November 2001, the Company filed a Request for  Arbitration  with the Netherlands
Arbitration  Institute  (NAI),  seeking to have the agreements  enforced,  and to have the annulment judgment  vacated for lack of  jurisdiction.  The Company also  "attached"  the shares of WordHouse, which  operated to prevent  Prisse from selling or otherwise  disposing  of  WordHouse,  pending the outcome of  arbitration  with the NAI.  Since 1997, the Company had loaned to WordHouse in excess of
$800,000,  including  interest.  This loan had been fully  documented  in each of the annual  audits conducted in the US and in the  Netherlands.  As a result of the loan, the Company was a creditor of
WordHouse.  In August  2002,  the  Company  initiated  a  "creditor  action" for return of the loan.
Accordingly, the Company secured a money "attachment" on a bank account of WordHouse. At that point, the Company became the plaintiff in a creditor action against  WordHouse,  as well as a party to the arbitration  with Prisse.  On September 26, 2002, the Company  withdrew the Request for  Arbitration

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                        Notes to Condensed Consolidated Financial Statements
                                   September 30, 2003 (Unaudited)

with the NAI. Under the advice of Dutch counsel,  the Company  concluded  that  resolution  could be reached much quicker and less expensively in a creditor action,  as the NAI hearing was not expected to occur for at least  several  months.  Also,  the  Company's  main  focus,  the legal  proceedings surrounding  the Gedanken  system,  would be better  served if the  WordHouse  matter were  resolved quickly.  In December 2002,  the Company and Prisse  reached an agreement in principle,  whereby the
Company  would  dismiss all claims and  relinquish  all control of  WordHouse in exchange for a cash settlement. That cash settlement offset a portion of the WordHouse loan that was outstanding and due to the Company.

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

(2) The  Company and  Gedanken  (also  referred to as AKSI  throughout  this  report) are  currently disputing the parties'  respective  rights under a 1996 Licensing  Agreement.  In November 2001, the
Company  filed a demand with the American  Arbitration  Association  ("AAA"),  and hearings  were to commence in September 2002. However,  Gedanken breached the arbitration clause contained in the 1996
Licensing Agreement and the hearings were therefore suspended.  The Company has made a motion to the
AAA to terminate the proceedings and has filed a Complaint in Federal Court. The Complaint which was filed in Camden, New Jersey,  alleges Patent  Infringement,  Breach of Contract,  Unjust Enrichment,
Misrepresentation,  and Breach of  Fiduciary  Duties,  as well as various  claims  against  Gedanken attorneys.

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
                                   September 30, 2003 (Unaudited)

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
1) The Company issued a $150,000 6% convertible  debenture to Aesop. The Company  actually  received only $62,500. 2) In addition,  the Company issued a 4% $150,000 note to Aesop Financial and received free-trading  securities  which were to be sold in an orderly manner;  however if the final proceeds from the sale of the  securities  were less than  $150,000,  the note due Aesop  Financial was to be adjusted to reflect the actual net proceeds,  less a 30% penalty.  As of this date,  the  securities have been  substantially  reduced in value,  and the  Company has not been able to sell any of those securities  and derive any proceeds.  The Company and Aesop had been in  discussions  to renegotiate terms of the agreement, including as an alternative, Aesop has verbally agreed to convert all of its debt to paid-in capital. It has been reflected as paid-in capital at March 31, 2003.

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

The  Company  continues  to focus its  efforts  on  deploying  the  Gedanken  technology  to improve efficiencies and open new markets. Of course the Company's ability to utilize the Gedanken System is dependent on some measure of success in  litigation.  As disclosed in the Company's  Form 10-KSB for the year  ending  March  31,  2003,  the  Company  and a  principal  of  Applied  Knowledge  Systems
International  (AKSI),  owner of the  Gedanken  technology,  are  currently  disputing  the parties'
respective rights under a 1996 Licensing  Agreement.  As such, the Company has been unable to pursue its plans to deploy  Gedanken for commercial  purposes.  In November 2001, the Company filed a claim against  AKSI with the  American  Arbitration  Association,  as provided  for in the 1996  Licensing
Agreement.  Hearings were to commence in September  2002.  However,  AKSI  breached the  arbitration clause  contained in the 1996  Licensing  Agreement and the hearings were therefore  suspended.  The
Company has made a motion to the AAA to  terminate  the  proceedings  and has filed a  Complaint  in
Federal Court.  The Complaint which was filed in Camden,  New Jersey,  alleges Patent  Infringement,
Breach of Contract, Unjust Enrichment, Misrepresentation, and Breach of Fiduciary Duties, as well as various claims against Gedanken attorneys.

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
Accordingly, the Company secured a money "attachment" on a bank account of WordHouse. At that point, the  Company  became  the  plaintiff  in a  creditor  action  against  WH, as well as a party to the arbitration  with Prisse.  On September 26, 2002, the Company  withdrew the Request for  Arbitration with the NAI. Under the advice of Dutch counsel,  the Company  concluded  that  resolution  could be reached much quicker and less expensively in a creditor action,  as the NAI hearing was not expected to occur for at least  several  months.  Also,  the  Company's  main  focus,  the legal  proceedings surrounding  the Gedanken  system,  would be better  served if the  WordHouse  matter were  resolved quickly.  In December 2002,  the Company and Prisse  reached an agreement in principle,  whereby the
Company  would  dismiss all claims and  relinquish  all control of  WordHouse in exchange for a cash settlement. That cash settlement offset a portion of the WordHouse loan that was outstanding and due to the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September  30, 2003 the Company had a cash balance of $1,001  compared to $78,828 on March 31,
2003.  Also,  as of September  30, 2003 the Company had negative  working  capital of  approximately
$2,300,000 compared to negative working capital of approximately $2,100,000 on March 31, 2003. These are largely  attributable  to operations at Planet Access  Networks,  Inc. and Bureau of Translation
Services,  Inc., and the subsequent shut down of both  subsidiaries  during the year ended March 31,
2002, as outlined in the Company's Form 10-KSB dated March 31, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates primarily to changes in interest rates and the resulting impact on its invested cash.  The Company has not and does not plan to enter into any derivative financial instruments for hedging or speculative purposes.  As of September 30, 2003, the Company had no other significant material exposure to market risk.

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
       This loan had been fully  documented in each of the annual audits  conducted in the US and in the Netherlands.  As a result of the loan, the Company was a creditor of WordHouse. In August
       2002,  the Company  initiated a "creditor  action" for return of the loan.  Accordingly,  the
       Company  secured a money  "attachment"  on a bank account of  WordHouse.  At that point,  the
       Company became the plaintiff in a creditor  action against  WordHouse,  as well as a party to the  arbitration  with Prisse.  On September 26, 2002,  the Company  withdrew the Request for
       Arbitration  with the NAI.  Under the advice of Dutch  counsel,  the Company  concluded  that resolution could be reached much quicker and less  expensively in a creditor  action,  as the
       NAI hearing was not expected to occur for at least several  months.  Also, the Company's main focus, the legal proceedings  surrounding the Gedanken system,  would be better served if the
       WordHouse matter were resolved  quickly.  In December 2002, the Company and Prisse reached an agreement in  principle,  whereby the Company  would  dismiss all claims and  relinquish  all control of WordHouse in exchange for a cash settlement. That cash settlement offset a portion of the WordHouse loan that was outstanding and due to the Company.

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

       (2) The Company and Gedanken (also referred to as AKSI  throughout this report) are currently disputing the parties' respective rights under a 1996 Licensing Agreement.  In November 2001, the Company filed a demand with the American  Arbitration  Association  ("AAA"), and hearings were to commence in  September  2002.  However,  Gedanken  breached  the  arbitration  clause contained in the 1996  Licensing  Agreement and the hearings were  therefore  suspended.  The
       Company has made a motion to the AAA to terminate the  proceedings  and has filed a Complaint in Federal  Court.  The  Complaint  which was filed in Camden,  New  Jersey,  alleges  Patent
       Infringement,  Breach  of  Contract,  Unjust  Enrichment,  Misrepresentation,  and  Breach of
       Fiduciary Duties, as well as various claims against Gedanken attorneys.

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
       2002, December 31, 2002, March 31, 2003, June 30, 2003, and September 30, 2003.

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

Date: November 19, 2003

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

                                                                   The Translation Group, Ltd.

Dated November 19, 2003                                            /s/ Randy G. Morris
                                                                   ---------------------------------
                                                                   Randy G. Morris
                                                                   President & CEO, Acting
                                                                   Chief Financial Officer