Form 10QSB
period 2003-12-31
TRANSLATION GROUP LTD
filed 2004-02-17
CIK 1019356

====================================================================================================

                                                   United States
                                        Securities and Exchange Commission
                                              Washington, D.C. 20549

                                                    FORM 10-QSB
                                                    (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
     Period Ended December 31, 2003.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For
     the Transition Period From ____________ to ______________

Commission file number  000-21725
                       -------------

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

Common Stock, .001 Par Value-Issued 13,683,624 shares as of February 13, 2004.

====================================================================================================

                                                Index

Part I.  Financial Information

  Item 1. Financial Statements

          Condensed consolidated balance sheet - December 31, 2003 (Unaudited)

          Condensed consolidated statements of operations - Three months ended December 31, 2003 and
          2002; nine months ended December 31, 2003 and 2002 (Unaudited)

          Condensed consolidated statements of cash flows - Nine months ended December 31, 2003 and
          2002 (Unaudited)

          Notes to condensed consolidated financial statements - December 31, 2003 (Unaudited)

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

  Item 3. Defaults upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports of Form 8-K

Signatures

                                    The Translation Group, Ltd.
                                          and Subsidiaries
                                     Consolidated Balance Sheet
                                          December 31, 2003

ASSETS
Current assets:
  Cash and cash equivalents                                                            $      728
  Other current assets                                                                     11,346
                                                                                     ------------

Total current assets                                                                       12,074

Property and equipment, net of accumulated depreciation and
 amortization of $5,657                                                                     1,503

Licensing costs, net of valuation allowance of $1,426,543                                       -

Loans and receivables from officers                                                      267,965
                                                                                     ------------

TOTAL ASSETS                                                                           $  281,542
                                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $  829,080
  Notes payable                                                                           371,841
  Accrued liabilities                                                                     951,448
  Preferred dividends payable                                                             240,000
                                                                                     ------------

Total current liabilities                                                               2,392,369
                                                                                     ------------

TOTAL LIABILITIES                                                                       2,392,369

Commitments and contingencies                                                                   -

Preferred stock redeemable at the option of purchasers, $.001 par value,
  1,000,000 authorized, 250,000 shares issued and outstanding                             959,747

Stockholders' equity:
  Common stock, $.001 par value, 15,000,000 shares authorized,
   13,683,624 shares issued and 13,675,624 shares outstanding                              13,684
  Additional paid-in capital                                                           14,670,702
  Retained earnings (deficit)                                                         (17,686,928)
  Common stock in treasury, 8,000 shares                                                  (68,032)
                                                                                     ------------

Total stockholders' equity                                                             (3,070,574)
                                                                                     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   281,542
                                                                                     ============

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Operations
                        For the three months ended December 31, 2003 and 2002
                        and the nine months ended December 31, 2003 and 2002

                                                                    3 Months        3 Months         9 Months         9 Months
                                                                  December 31,    December 31,     December 31,     December 31,
                                                                     2003             2002             2003             2002
                                                                     ----             ----             ----             ----

 Revenue                                                            $       -        $       -        $       -        $       -
 Cost of revenue                                                            -                -                -                -
                                                                  ------------     ------------     ------------     ------------

 Gross profit                                                               -                -                -                -

 Cost and expenses:
   Corporate administration                                            24,033          117,229          196,319          465,351
   Loss on impairment of investment of subsidiary                           -                -                -          959,775
   Loss on write-off of loan to WordHouse                                   -           46,261                -          484,771
   Amortization of excess of purchase price over
    fair value of net assets acquired                                       -                -                -           35,485
                                                                  ------------     ------------     ------------     ------------
 Total                                                                 24,033          163,490          196,319        1,945,382
                                                                  ------------     ------------     ------------     ------------

 Loss before other income (expense)                                   (24,033)        (163,490)        (196,319)      (1,945,382)

 Other income (expense):
   Interest income                                                          -            7,455               85           29,057
   Other income                                                             -                -            2,692                -
                                                                  ------------     ------------     ------------     ------------
                                                                            -            7,455            2,777           29,057
                                                                  ------------     ------------     ------------     ------------

 Loss from continuing operations before provision for income taxes    (24,033)        (156,035)        (193,542)      (1,916,325)

 Provision for income taxes                                                 -                -            1,850              800
                                                                  ------------     ------------     ------------     ------------

 Loss from continuing operations                                      (24,033)        (156,035)        (195,392)      (1,917,125)

 Discontinued operations
   Income (loss) from operations of discontinued segments (less
    applicable income taxes of $23,232)                                     -                -                -           44,228
   Income (loss) on disposal of discontinued segments                       -                -                -                -
                                                                  ------------     ------------     ------------     ------------
                                                                            -                -                -           44,228
                                                                  ------------     ------------     ------------     ------------

 Net loss                                                          $  (24,033)      $ (156,035)      $ (195,392)     $(1,872,897)
                                                                  ============     ============     ============     ============

 Net loss per common share outstanding (basic and diluted)         $   (0.002)         $ (0.01)         $ (0.01)         $ (0.17)
                                                                  ============     ============     ============     =============

 Weighted average shares outstanding                               13,675,624       13,872,403       13,675,624       11,199,120
                                                                  ============     ============     ============     =============

See accompanying notes to consolidated financial statements.

                                     The Translation Group, Ltd.
                                          and Subsidiaries
                                Consolidated Statements of Cash Flow
                        For the nine months ended December 31, 2003 and 2002

                                                                                                 December 31,     December 31,
                                                                                                     2003            2002
                                                                                                     ----            ----

Cash  flows provided by (used in) operating activities:
  Net loss                                                                                       $ (195,392)   $ (1,872,897)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                    1,125           1,590
     Amortization of excess purchase price over fair value of net assets acquired                                    35,485
     Allowance for loan to WordHouse                                                                                484,771
     Loss on abandonment of subsidiary                                                                              915,548
     Non cash compensation                                                                                            3,056
     Changes in operating assets and liabilities:
        Accounts receivable                                                                                           6,508
        Other current assets                                                                         35,221         (55,054)
        Accounts payable                                                                              3,737          (2,924)
        Accrued liabilities and deferred income                                                      77,233         280,938
                                                                                                 -----------     -----------

Net cash provided by (used in) operating activities                                                 (78,076)       (202,979)

Cash flows provided by (used in) investing activities:
  Loans and payables to officers                                                                                      8,979
  Loans and receivables from officers                                                                   (24)         (4,250)
                                                                                                 -----------     -----------

Net cash provided by (used for) investing activities                                                    (24)          4,729

Cash flows provided by (used in) financing activities:
  Loan receivable from WordHouse                                                                                    300,000
  Private placement issue                                                                                             5,000
  Proceeds from issuance of notes payable                                                                 -          62,500
                                                                                                 -----------     -----------

Net cash provided by (used for) financing activities                                                      -         367,500

Net change in cash and cash equivalents                                                             (78,100)        169,250

Cash and cash equivalents, beginning of period                                                       78,828          10,595
                                                                                                 -----------     -----------

Cash and cash equivalents, end of period                                                            $   728       $ 179,845
                                                                                                 ===========     ===========

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                                                       $     -          $    -
                                                                                                 ===========     ===========
     Income taxes                                                                                  $  1,850         $   800
                                                                                                 ===========     ===========

Supplemental information, Cash and cash equivalents:
  Beginning of period (December 31, 2002):
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
                        Notes to Condensed Consolidated Financial Statements
                                    December 31, 2003 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The Company's  consolidated  financial statements have been prepared on the basis that it is a going concern,  which  contemplates  the realization of assets and the  satisfaction of liabilities in the normal  course of  business.  The Company  incurred a net loss of $195,392 for the nine months ended
December 31, 2003 and a net loss of  $2,307,011  for the year ended March 31, 2003.  Currently,  the
Company has a working capital  deficiency of approximately  $2,380,000 and is renegotiating its bank debt,  which it contests.  These  issues  raise  substantial  doubt about the  Company's  ability to continue as a going concern.  The Company currently has no operations and therefore has generated no revenue.

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

The Company and the principals of Gedanken (now Applied Knowledge Systems International, "AKSI") are
currently  disputing the parties'  respective rights under a 1996 Licensing  Agreement.  In November
2001, the Company filed a demand with the American Arbitration  Association (AAA), and hearings were to commence in September 2002.  However,  Gedanken breached the arbitration  clause contained in the
1996  Licensing  Agreement  by its  failure  to pay fees to AAA,  and the  hearings  were  therefore suspended.  The Company has made a motion to the AAA to terminate  the  proceedings  and has filed a
Complaint in the Federal Court. The Complaint, which was filed in Camden, New Jersey, alleges Patent
Infringement,  Breach of Contract,  Unjust  Enrichment,  Misrepresentation,  and Breach of Fiduciary
Duties,  as well as various  claims  against  Gedanken's  attorneys.  In the event that the  Company prevails,  management  believes that the existing  negative working capital is insufficient to fully implement  its plans to exploit  the  Gedanken  System.  Additional  funding,  either  from  outside investors,  partners,  or customers,  will be required in order for the Company to fully realize the potential of the Gedanken System and services based on the system.

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
                        Notes to Condensed Consolidated Financial Statements
                                    December 31, 2003 (Unaudited)

These condensed  consolidated  financial  statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly,  they do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles  for complete financial statements.  In the opinion of management,  all adjustments (consisting of normal recurring  accruals)  considered  necessary for a fair  presentation  have been included.  Operating results for the  nine-month  period ended  December 31, 2003 are not  necessarily  indicative of the results that may be expected for the year ended March 31, 2004.

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

NOTE B - EARNINGS PER SHARE

For the purpose of computing earnings per share,  average shares outstanding during the three months ended  December 31, 2003 and 2002 was 13,675,624  and  13,872,403  respectively  and during the nine months ended December 31, 2003 and 2002 was 13,675,624 and  11,199,120,  respectively.  In addition, there are outstanding common stock options of approximately  1,782,500 shares at an average price of approximately  $2.31 per share and approximately  1,830,000 warrants to purchase common stock of the
Company at an average price of approximately  $.40 per share. The computations of earnings per share reflecting the exercise of these options and warrants are antidilutive.

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
                        Notes to Condensed Consolidated Financial Statements
                                    December 31, 2003 (Unaudited)

NAI. Under the advice of Dutch counsel,  the Company concluded that resolution could be reached much quicker and less expensively in a creditor action,  as the NAI hearing was not expected to occur for at least several  months.  Also, the Company's main focus,  the legal  proceedings  surrounding  the
Gedanken system,  would be better served if the WordHouse matter were resolved quickly.  In December
2002,  the Company and Prisse  reached an agreement in principle,  whereby the Company would dismiss all claims and  relinquish  all control of WordHouse in exchange  for a cash  settlement.  That cash settlement, has offset a portion of the WordHouse loan that was outstanding and due to the Company.

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

    (2) The Company and Gedanken  (also  referred to as AKSI  throughout  this report) are currently disputing the parties'  respective  rights under a 1996 Licensing  Agreement.  In November 2001, the
Company  filed a demand with the American  Arbitration  Association  ("AAA"),  and hearings  were to commence in September 2002. However,  Gedanken breached the arbitration clause contained in the 1996
Licensing Agreement by its failure to pay fees to AAA and the hearings were therefore suspended. The
Company has made a motion to the AAA to terminate the  proceedings  and has filed a Complaint in the
Federal Court. The Complaint,  which was filed in Camden, New Jersey,  alleges Patent  Infringement,
Breach of Contract, Unjust Enrichment, Misrepresentation, and Breach of Fiduciary Duties, as well as various claims against Gedanken's attorneys.

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
                        Notes to Condensed Consolidated Financial Statements
                                    December 31, 2003 (Unaudited)

NOTE D - DEBT

On December 6, 2000, the Company,  excluding Word House (U.S. Companies),  received a line of credit in the amount of $1,200,000 from Progress Bank. Progress Bank has obtained a consent judgment by way of  Confession  for an amount in excess of $800,000 as provided  for under the loan  agreement.  The
Company denies further  liability  under this agreement and plans to contest the obligation if it is not properly  settled.  After  payments of  approximately  $900,000 to Progress Bank, the Company is renegotiating the terms of any remaining amounts due.

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

The  Company  continues  to focus its  efforts  on  deploying  the  Gedanken  technology  to improve efficiencies and open new markets. Of course the Company's ability to utilize the Gedanken System is dependent on some measure of success in  litigation.  As disclosed in the Company's  Form 10-KSB for the year  ending  March  31,  2003,  the  Company  and a  principal  of  Applied  Knowledge  Systems
International  (AKSI),  owner of the  Gedanken  technology,  are  currently  disputing  the parties'
respective rights under a 1996 Licensing  Agreement.  As such, the Company has been unable to pursue its plans to deploy  Gedanken for  commercial  purposes.  On November 19, 2001,  the Company filed a claim against AKSI with the American Arbitration Association,  as provided for in the 1996 Licensing
Agreement.  Hearings were to commence in September  2002.  However,  AKSI  breached the  arbitration clause contained in the 1996 Licensing Agreement by its failure to pay fees to AAA, and the hearings were therefore suspended.  The Company has made a motion to the AAA to terminate the proceedings and has filed a Complaint in the Federal Court.  The Complaint,  which was filed in Camden,  New Jersey, alleges Patent Infringement, Breach of Contract, Unjust Enrichment, Misrepresentation, and Breach of
Fiduciary Duties, as well as various claims against Gedanken's attorneys.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December  31, 2003 the  Company  had a cash  balance of $728  compared to $78,828 on March 31,
2003.  Also,  as of December  31, 2003 the Company had  negative  working  capital of  approximately
$2,380,000 compared to negative working capital of approximately $2,100,000 on March 31, 2003. These are largely  attributable  to operations at Planet Access  Networks,  Inc. and Bureau of Translation
Services,  Inc., and the subsequent shut down of both  subsidiaries  during the year ended March 31,
2002, as outlined in the Company's Form 10-KSB dated March 31, 2003.

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

Progress  Bank has  obtained  a consent  judgment  by way of  Confession  for an amount in excess of
$800,000 as provided for under the loan agreement.  The Company denies further  liability under this loan agreement and plans to contest the obligation if it is not properly settled.  The amount of the original loan was $1,200,000. After payments of approximately $900,000 to Progress Bank, the Company is renegotiating the terms of any remaining amounts due.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  Company's  exposure  to market risk  relates  primarily  to changes in  interest  rates and the resulting  impact on its  invested  cash.  The  Company  has not and does not plan to enter into any derivative financial  instruments for hedging or speculative  purposes. As of December 31, 2003, the
Company had no other significant material exposure to market risk.

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

         (2) The  Company  and  Gedanken  (also  referred  to as AKSI  throughout  this  report) are currently  disputing the parties'  respective rights under a 1996 Licensing  Agreement.  In
         November  2001,  the  Company  filed a demand  with the  American  Arbitration  Association
         ("AAA"),  and hearings were to commence in September 2002.  However,  Gedanken breached the arbitration clause contained in the 1996 Licensing  Agreement by its failure to pay fees to
         AAA and the hearings were therefore suspended.  The Company has made a motion to the AAA to terminate the  proceedings  and has filed a Complaint in the Federal Court.  The Complaint, which was filed in Camden,  New Jersey,  alleges Patent  Infringement,  Breach of Contract,
         Unjust  Enrichment,  Misrepresentation,  and Breach of Fiduciary Duties, as well as various claims against Gedanken's attorneys.

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
         30, 2002,  December  31, 2002,  March 31, 2003,  June 30,  2003,  September  30, 2003,  and
         December 31, 2003.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

     ITEM 5. OTHER INFORMATION - none

     ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K -

         (a)  November  19, 2003 Form 8-K "Other  Events."  (b) May 28, 2002 Form 8-K /A "Changes in
         Registrant's Certifying Accountant".

                                             Signatures

Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              The Translation Group, Ltd.

Dated February 17, 2004                                             /s/ Randy G. Morris
                                                                    --------------------------------
                                                                    Randy G. Morris
                                                                    President & CEO, Acting
                                                                    Chief Financial Officer